Form 10-Q
period 1996-04-30
LYCOS INC
filed 1996-06-17
CIK 1007992

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  __________

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly period ended April 30, 1996

                      Commission File Number 0-27830


                                  ___________

                                  LYCOS, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                   04-3277338
(State or other jurisdiction of incorporation              (IRS Employer
or organization)                                        Identification No.)


           293 Boston Post Road West, Marlboro, Massachusetts 01752 (Address of principal executive offices, including Zip Code)

                                (508)-229-0717
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [_]  No  [X]

The Registrant has been subject to such filing requirements since March 28, 1996, the effective date of its Registration Statement on Form 8-A under the Securities Exchange Act of 1934, which became effective simultaneously with its Registration Statement on Form S-1 (File No. 333-1354) under the Securities Act of 1933, as amended.

The number of shares outstanding of the registrant's Common Stock as of June 12, 1996 was 13,792,896.

================================================================================

                                  LYCOS, INC.

                                     INDEX


                                                                      Page
                                                                      ----

Part I.     Financial Information

Item 1      Consolidated Financial Statements:

            Consolidated Balance Sheets
             July 31, 1995 and April 30, 1996............................3

            Consolidated Statements of Operations
             Three and nine months ended April 30, 1996..................4

            Consolidated Statement of Cash Flows
             Nine months ended April 30, 1996............................5

            Notes to Consolidated Financial Statements...................7

Item 2      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................9

Part II.    Other Information

Item 1      Legal Proceedings...........................................14

Item 2      Changes in Securities.......................................14

Item 3      Defaults Upon Senior Securities.............................14

Item 4      Submission of Matters to a Vote of Securities Holders.......14

Item 5      Other Information...........................................14

Item 6      Exhibits and Reports on Form 8-K............................14

            Signature...................................................15

                                  LYCOS, Inc.
                          Consolidated Balance Sheets
                                   Unaudited

                                            July 31,            April 30,
                                              1995                1996
                                          -----------         -------------
Assets
Current assets:
  Cash and cash equivalents                 $446,447           $44,820,001
  Accounts receivable, less allowance
    for doubtful accounts of $100,000
    at April 30, 1996                          5,000             1,844,701
  License fee receivable                        -                2,408,708
  Prepaid expenses                              -                  134,469
                                          -----------         -------------
          Total current assets               451,447            49,207,879
                                          -----------         -------------

Property and equipment, less accumulated
  depreciation                                77,708             1,324,393
Long-term license fees receivable                -                 610,000
License agreement, net                       787,500             1,621,875
Goodwill, net                                    -                 175,762
Other assets                                     -                 369,250
                                          -----------         -------------
          Total assets                    $1,316,655           $53,309,159
                                          ===========         =============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                           $44,074              $988,360
  Accrued expenses                             6,355             1,283,418
  Deferred revenues                              -               2,313,475
  Billings in excess of revenues                 -               1,449,024
  Due to related parties                      71,607               934,642
                                          -----------         -------------
          Total current liabilities          122,036             6,968,919
                                          -----------         -------------

Deferred taxes                                50,000               100,000

Stockholders' equity:
  Common stock, $.01 par value               100,000               137,929
  Additional paid-in capital               1,237,000            49,555,891
  Deferred compensation                      (87,000)             (466,358)
  Accumulated deficit                       (105,381)           (2,987,222)
                                          -----------         -------------
Total stockholders' equity                 1,144,619            46,240,240
                                          -----------         -------------
Commitments and contingencies

           Total liabilities and
            stockholders' equity          $1,316,655           $53,309,159
                                          ===========         =============

                            See accompanying notes.

                                  LYCOS, INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited


                                                 Three Months                 Nine Months
                                                     Ended                        Ended
                                                   April 30,                    April 30,
                                                     1996                         1996
                                               ---------------              ---------------
Revenues:
   Advertising                                    $1,305,865                   $2,244,912
   License and product                               246,417                      348,833
                                               ---------------              ---------------
         Total revenues                            1,552,282                    2,593,745

Cost of revenues                                   1,472,012                    2,139,094
                                               ---------------              ---------------
         Gross profit                                 80,270                      454,651

Operating expenses:
   Research and development                          226,112                      514,176
   In process research & development                    -                         452,000
   Sales and marketing                             1,055,228                    1,495,171
   General and administrative                        499,241                      997,027
                                               ---------------              ---------------
Total operating expenses                           1,780,581                    3,458,374
                                               ---------------              ---------------
Operating loss                                    (1,700,311)                  (3,003,723)

Interest income, net                                 111,937                      121,883
                                               ---------------              ---------------

Net loss                                         $(1,588,374)                 $(2,881,840)
                                               ===============              ===============

Net loss per share                                    $(0.13)                      $(0.25)
                                               ===============              ===============

Shares used in computing net loss per share       11,973,097                   11,328,202
                                               ===============              ===============


                            See accompanying notes.

                                  LYCOS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited

                                                    Nine Months
                                                       Ended
                                                     April 30,
                                                        1996
                                                   ------------
Operating activities
Net loss                                           $(2,881,840)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Amortization of deferred compensation               164,148
   Depreciation and amortization                       313,219
   Allowance for doubtful accounts                     100,000
   In process research and development expense         452,000
Changes in operating assets and liabilities:
   Accounts receivable                              (1,905,726)
   License fees receivable                          (3,018,708)
   Prepaid expenses                                   (134,469)
   Other assets                                       (369,250)
   Accounts payable                                    846,551
   Accrued expenses                                  1,272,693
   Deferred revenues                                 2,290,338
   Billings in excess of revenues                    1,449,024
   Due to related parties                              793,035
                                                    -----------
   Net cash used in operating activities              (628,985)


Investing activities
Purchase of equipment and improvements              (1,288,412)
Payments under License Agreement                      (747,500)
Cash acquired through acquisition of
 Point Communications                                   17,137
                                                    -----------
Cash used in investing activities                   (2,018,775)

Financing activities
Proceeds from issuance of common stock, net of
 issuance costs                                     46,021,314
Proceeds from short-term borrowings                    940,347
Repayment of short-term borrowings                    (940,347)
Proceeds from capital contribution                   1,000,000
                                                    -----------
Net cash provided by financing activities           47,021,314
                                                    -----------

Increase in cash and cash equivalents               44,373,554
Cash and cash equivalents at beginning of year         446,447
                                                    -----------

Cash and cash equivalents at end of period         $44,820,001
                                                   ============

                                  LYCOS, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   Unaudited

Schedule of non-cash financing and investing activities:

  Issuance of common stock for License Agreement              $300,000
  Recognition of deferred tax liability related to License
      Agreement                                                 50,000
  Assets and liabilities recognized upon acquisition of Point
      Communications:
    Accounts receivable                                         33,975
    Property and equipment                                      47,496
    Goodwill                                                   186,633
    Accounts payable                                            97,734
    Deferred revenues                                           23,137
    Accrued expenses                                             4,370
    Due to related parties                                      70,000
Supplementary disclosure of cash flow information:
    Interest paid                                               $8,942

                            See accompanying notes.

                                  LYCOS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

1.   The Company and Basis of Presentation

     Lycos, Inc. ("the Company") provides among the most widely used online navigational guides to the Internet's World Wide Web. The Company was incorporated and commenced operations in June 1995. The Company operates in one industry segment.

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
     Article 10 of Regulation S-X. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Certain information and related footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements for the six months ended January 31, 1996, included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on March 28, 1996, as amended (Registration No. 333-1354) and related Prospectus dated April 2, 1996 (the "Prospectus") for the Company's initial public offering of its common stock. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.   Initial Public Offering

     On April 2 1996, the Company completed an initial public offering of its common stock in which 3,000,000 shares of common stock were issued at a price of $16.00 per share. On April 8, 1996, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 135,000 shares of its common stock at a price of $16.00 per share. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on March 28, 1996, as amended.

3.   Cash and Investments

     The Company considers all highly liquid investments purchased with an original maturity of three months or less as cash equivalents, and those with maturities of greater than three months as short-term investments. At April 30, 1996, the Company had no investments with maturities of greater than three months.

4.   Commitments

     In April 1996, the Company entered into a one year "Premier Provider" agreement ("the Agreement") with Netscape Communications Corporation ("Netscape") pursuant to which the Company was designated one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the Agreement, the Company is obligated to make quarterly installment payments totaling $5 million over the term of the Agreement. However, the Company may, upon payment of $125,000 to Netscape (provided all scheduled payments have been previously made), terminate the agreement for the third and fourth calendar quarters of the term of the agreement by providing written notice to Netscape no less than sixty days prior to the commencement of the third calendar quarter of the agreement. For the three months ended April 30, 1996, the Company has recorded the related obligation incurred in "Cost of Revenues" and "Accrued Expenses".

     The Company leases its facilities and certain other equipment under operating agreements expiring through 2001. Future noncancelable minimum payments as of April 30, 1996 under these leases for each fiscal year ended July 31 are as follows:


                      1996         $129,000
                      1997          437,000
                      1998          408,000
                      1999          263,000
                      2000          125,000
                      2001           26,000
                                 ----------

                                 $1,388,000
                                 ----------

5.   Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the initial filing date of the Company's initial public offering as if they were outstanding for all periods presented using the treasury stock method. Common equivalent shares consist of shares issuable upon the exercise of stock options. Fully diluted net loss per share approximates primary net loss per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Additional Factors that May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on March 28, 1996 (Registration No. 33-1354) and in the Prospectus.

Results of Operations

The Company was incorporated in June 1995, thus no comparable periods in the previous year exist.

     Revenues Total revenues for the quarter ended April 30, 1996 were $1.6 million, an increase of 88% from total revenues of $826,000 in the previous quarter. Total revenues for the nine-month period ended April 30, 1996 were $2.6 million. The increase in total revenues was due primarily to an increase in the number of advertisers and, to a lesser extent, to new licensees of the Company's products and services.

     Advertising revenues   Advertising revenues were $1.3 million for the
quarter ended April 30, 1996, an increase of 74% over the previous quarter. Advertising revenues for the nine-months ended April 30, 1996 totaled $2.2 million. Six customers accounted for 31% of advertising revenues in the quarter ended April 30, 1996 and six customers accounted for 59% of advertising revenues in the preceding quarter.

     The Company's advertising revenues are derived principally from the sale of advertising on its Internet web sites. Advertising contracts vary in duration from several days to five years. Advertising contracts are principally sold as either: (1) a "general rotation" contract under which a customer is guaranteed a minimum number of impressions; (2) a "key word" contract in which a customer purchases the right to specified words and the customer's advertisement is shown as those words are "searched"; and (3) a combination of general rotation and key word contracts.

     License and product revenues License and product revenues were $246,000 for the quarter ended April 30, 1996, an increase of 218% over the previous quarter. License and product revenues for the nine-months ended April 30, 1996 totaled $349,000. This increase is attributable primarily to the addition of eight new licensees during the quarter, including, among others, AT&T, Compuserve, Simon & Schuster and Xaxon.

     Cost of revenues Cost of revenues were $1.5 million for the quarter ended April 30, 1996, representing 95% of total revenues, up from 58% from the previous quarter. Cost of revenues for the nine-months ended April 30, 1996 totaled $2.1 million or 83% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing enhancement, maintenance and support of the Company's products and services, including compensation, consulting fees, equipment, networking and other related indirect costs. Cost of revenues also includes amortization costs associated with the Company's License Agreement with Carnegie Mellon University.

     In April 1996, the Company entered into a one year "Premier Provider" agreement ("the Agreement") with Netscape Communications Corporation ("Netscape") pursuant to which the Company was designated one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the Agreement, the Company is obligated to make quarterly installment payments totaling $5 million over the term of the Agreement. However, the Company may, upon payment of $125,000 to Netscape (provided all scheduled payments have been previously made), terminate the agreement for the third and fourth calendar quarters of the term of the agreement by providing written notice to Netscape no less than sixty days prior to the commencement of the third calendar quarter of the agreement. The Company recognizes the cost of this agreement ratably over the term of the agreement, thus, included in Cost of revenues for the quarter ended April 30, 1996 is the pro-rated portion of the contract since the service commenced in April 1996, which is approximately $278,000. The Company anticipates that its Internet connection charges will continue to increase in the future.

     Operating expenses

     Research and development Research and development expenses were approximately $226,000 for the three months ended April 30, 1996, representing 15% of total revenues for the period. For the nine months ended April 30, 1996, research and development expenses were $514,176, or 20% of total revenues for the period. Reported research and development expenses consist primarily of equipment and salary costs. The overall increase in research and development spending was primarily due to increased engineering staffing required to continue to develop and enhance the Company's product lines, including the A2Z Directory which was released in February 1996. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company expects to continue to commit substantial resources to research and development in the future.

     Sales and marketing Sales and marketing expenses were approximately $1.1 million for the three months ended April 30, 1996, representing 68% of total revenues for the period. For the nine months ended April 30, 1996, sales and marketing expenses were $1.5 million, representing 58% of total revenues for the period. The spending increases were due to the addition of sales and marketing personnel, increased commissions and expenses associated with the Company's expanded advertising, marketing and public relations campaign. The Company expects continued increases in sales and marketing expenses.

     General and administrative General and administrative expenses were approximately $499,000 for the three months ended April 30, 1996, representing 32% of total revenues. For the nine months ended April 30, 1996, general and administrative expenses were $997,000, representing 38% of total revenues. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel, installation of information systems and increased costs for professional services. Although general and administrative expenses have increased, they have decreased as a percentage of total sales from the previous quarter due to the more significant increase in revenues. In light of the anticipated growth in the Company's corporate infrastructure, the Company expects continued increase in general and administrative expenses.

     Interest income, net Interest income, net, was approximately $112,000 and $122,000 for the three and nine month periods ended April 30, 1996, resulting primarily from the investment of proceeds received upon the closing of the Company's initial public offering in April 1996.

Liquidity and Capital Resources

     Prior to its initial public offering, the Company financed its operations primarily from proceeds of the private sale of equity securities and borrowings under a bank revolving credit facility and, to a lesser extent, operating leases. On April 2 1996, the Company completed an initial public offering of its common stock in which 3,000,000 shares of common stock were issued at a price of $16.00 per share. On April 8, 1996, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 135,000 shares of its common stock at $16.00 per share. Proceeds from the offering were approximately $46 million, net of underwriting discounts and other related costs.

     At April 30, 1996, the Company had cash and cash equivalents of approximately $45 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper. At April 30, 1996, the Company also had available a bank revolving credit facility providing for borrowings up to $1.0 million which expires June 1, 1997.

     The Company used cash from operations of approximately $629,000 in the nine months ended April 30, 1996, due primarily to the net loss, as well as increases in accounts receivable and license fees receivable. The Company's primary investing activity in the nine month period has been, and further expenditures are anticipated to be, for the purchase of computers and office equipment to support the Company's growth. During the nine months ended April 30, 1996, the Company also used approximately $748,000 for payments under the License Agreement with Carnegie Mellon University and approximately $940,000 for the repayment of borrowings under its credit facility. From time to time the Company expects to evaluate the acquisition of products, businesses and technologies that complement the Company's business which would result in additional expenditures.

     The Company currently believes that existing cash and cash equivalents and the existing credit facility will be sufficient to fund its working capital and capital expenditures requirements for at least the next twelve months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and such equity securities may have rights, preferences or privileges senior to those of the Company's common stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance products or services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, results of operations or financial condition.

Additional Factors that May Affect Future Results

     The Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, successfully implement its advertising program and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. Although the Company has experienced revenue growth in recent periods, there can be no assurance that revenues of the Company will continue to increase or continue at their current level. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and therefore there can be no assurance that the Company will sustain revenue growth or achieve profitability. The recent revenue growth experienced by the Company should not be taken as indication of the rate of revenue growth, if any, that can be expected in the future. The Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future.

     As a result of the Company's extremely limited operating history, the Company does not have historical financial data for any significant period of time on which to base planned operating expenses. The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Quarterly sales and operating results generally depend on the advertising revenues, license fees and other revenues received within the quarter, which are difficult to forecast. A significant portion of the Company's revenues to date have been derived from relatively large sales to a limited number of customers, and the Company currently anticipates that future quarters will continue to reflect this trend. Accordingly, the cancellation or deferral of a small number of advertising contracts or license agreements could have a material adverse effect on the Company's business, results of operations or financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to the Company's expectations would have an immediate adverse impact on the Company's business, results of operations and financial condition. In addition, the Company plans to significantly increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, broaden its customer support capabilities and establish brand identity and strategic alliances such as the Company's arrangement with Netscape. Under the terms of the agreement with Netscape, the Company is required to make payments of $5 million over the course of the one year term of this agreement, which commenced in April 1996. In the future, other leading web sites, browser providers and other distribution channels may also require payments or other consideration for listing the Company's products and services. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the Internet industry, usage of the Internet, demand for Internet advertising, seasonal trends in advertising sales, the advertising budgeting cycles of individual advertisers, capital expenditures and other costs relating to the expansion of operations, the introduction of new products or services by the Company or its competitors, the mix of services sold and the channels through which those services are sold and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. The Company also expects that, in the future, it may experience seasonality in its business, with advertising impressions (and therefore revenues) being somewhat lower during the summer and year-end vacation and holiday periods, when usage of the Company's products and services may be expected to decline. Due to all of the foregoing factors, it is likely that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

     The Company operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond the Company's control. In addition to the factors discussed in this report, factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 and the Prospectus.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) On February 9, 1996, the Company's shareholders by written consent approved (i) an amendment to Article Fourth of the Certificate of Incorporation of the Company to increase the number of authorized shares of common stock to 40,000,000,
               (ii) an amendment to Article Eleventh of the Certificate of Incorporation of the Company to authorize the taking of action by the shareholders by less than unanimous consent, (iii) an amendment to Article Twelfth of the Certificate of Incorporation of the Company to modify Section 12.5 (c) thereof with respect to preemptive rights, and (iv) an amendment to Section 3.8 of the By-laws of the Company to authorize the taking of action by shareholders by less than unanimous consent.

         (b) On February 22, 1996, the Company's shareholders by written consent approved (i) the Restated Certificate of Incorporation of the Company, (ii) the Amended and Restated By-laws of the Company, (iii) the 1996 Stock Option Plan, 1996 Employee Stock Purchase Plan and 1996 Non-Employee Director Stock Option Plan,
               (iv) an amendment to the 1995 Stock Option Plan of the Company; and (v) the execution and delivery of Indemnity Agreements between the Company and its directors and executive officers.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibit 10: Premier Provider Agreement by and between Lycos, Inc. and Netscape Communications Corporation.

         (b) Exhibit 11: Statement of Computation of Loss Per Share herein included on page 16.

         (c) No reports on Form 8-K were filed during the three-month period ended April 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LYCOS, INC.


Date:  June 14, 1996                           By: _____________________________
                                                   Edward M. Philip
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer,
                                                   Authorized Officer)

                                                                      EXHIBIT 11

                                  LYCOS, INC.
                     Computation of Net Loss Per Share (1)


                                               Three Months                   Nine Months
                                                   Ended                         Ended
                                                 April 30,                     April 30,
                                                    1996                          1996
                                             -----------------             -----------------
Common stock, beginning of period               10,526,316                    10,000,000

Weighted average common shares issued
 during the period                                 977,454                       332,559

Cheap stock shares relating to
 SAB No. 83(2)                                     560,640                     1,086,956

Treasury stock buyback (2)                         (91,313)                      (91,313)
                                             -------------                 -------------
                                                11,973,097                    11,328,202
                                             =============                 =============

Net loss                                       $(1,558,374)                  $(2,881,840)

Primary net loss per share                          $(0.13)                       $(0.25)
                                             =============                 =============

(1) Fully diluted net income per share has not been separately presented, as the amounts would not be materially different from primary net income per share.

(2) In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), issuances of Common Stock equivalents (common stock and stock options) during the twelve months immediately preceding the initial filing of the registration statement relating to the Company's initial public offering have been included in the calculation of weighted average shares, using the treasury stock method and the initial public offering price, as if these shares were outstanding for all periods prior to the initial public offering.

                      NETSCAPE COMMUNICATIONS CORPORATION

                              NET SEARCH PROGRAM--
                               PREMIER PROVIDER

OBJECTIVE: To enable users of the Netscape Navigator client software product ("Navigator") to find content on the Internet by providing them with access to established Internet search and directory services.

TERMS AND CONDITIONS:

1. Premier Provider. The entity named on the signature page hereto is referred to in this agreement ("Agreement") as the "Premier Provider" for the HTML page ("Page") on the Web site of Netscape Communications Corporation ("Netscape") accessed by pressing or "clicking" on the Net Search Button of the Navigator. (Netscape may, in the future, change the name of the Net Search Button. The Page may also be accessed from other locations on Netscape's Web site referring to the Net Search service.)

     2. Premier Period. Netscape will maintain the Premier Graphic (as defined below) on the Page for the following period ("Premier Period"):

               From:   April1, 1996

               Until:  March 31, 1997

(The parties may, upon mutual written agreement no less than thirty (30) days prior to the end of the then current Premier Period, extend the term of this Agreement for an additional six (6) month period upon terms and conditions agreed to by the parties; provided, however, nothing contained herein shall obligate either party to agree to extend the term of this Agreement.)

     3.  Exposure on Page.

               a. The Premier Provider will supply Netscape with HTML and/or GIF files which conform to the specifications in Exhibit A ("Premier Graphic") which Netscape will place on the Page during the Premier Period. Premier Provider shall retain all right, title and interest in and to the Premier Graphic (including the copyright ownership thereof), and Premier Provider hereby grants Netscape a worldwide license to use, display, perform reproduce and distribute the Premier Graphic, and such other licenses with respect to the Premier Graphic necessary to fulfill the intention of this Agreement. The Premier Graphic shall contain a functional search field and/or directory tree. The specifications of the Premier Graphic and its placement on the Page are set forth on Exhibit A hereto. Netscape may, upon notice to Premier Provider, revise Exhibit A (provided that the Premier Graphics for each of the participants in this Net Search Program-- Premier Provider shall remain the largest and most prominent search and directory graphics on the Page and shall remain equivalent in size for each of the Premier Providers) and Premier Provider shall promptly (and in any event, within no more than one (1) week following receipt of the notice) supply Netscape with a revised Premier Graphic which conforms to the specifications of the revised Exhibit A.

               b. Netscape will produce the Page as set forth on Exhibit A (which Exhibit Netscape may revise, from time to time). The Premier Graphic of each of the Premier Providers will be overlapped in a stack (the "Stack") and will be accessible by the end user by pressing or "clicking" on a tab for the relevant Premier Provider's service. Initially, netscape will rotate the


Net Search Program
Premier Provider
display of each of the Premier Graphics so that each Premier Graphic will appear on the top of the Stack when the Page is served to an end user with approximately the same frequency as any other Premier Graphic appears on top of the Stack, Netscape may, in the future, produce the Page such that the Premier Graphic last accessed by an end user will be served on the top of the Stack when that end user is next served the Page. Alternatively, Netscape may, in the future, produce the Page such that the end user may select which Premier Graphic the end user would prefer to have served on the top of the Stack, and Netscape will produce the Page such that the Premier Graphic selected by the end user is served on top of the Stack. Further, Netscape will produce the Page such that when an end user pressed or "clicks" on hypertext links ("Links") placed by Premier Provider on the Premier Graphic, the end user's Navigator will access Premier Provider's applicable HTML page located at the applicable Universal Resource Locator for such page on Premier Provider's Web site ("Premier URLs").

         c. Premier Provider will also supply Netscape with text describing Premier Provider's search or directory service ("Distinguished Text"), which shall be no more than fifty (50) words in length, and an HTML or GIF file which conforms to the specifications in Exhibit A for Premier Provider's search or directory service ("Distinguished Logo"). (The Distinguished Logo and Distinguished Text are herein collectively referred to as the "Distinguished Listing.") During the Premier Period, Netscape will place Premier Provider's Distinguished Logo in the Distinguished Provider portion of the Page, and the Distinguished Listing in the Alphabetical Listing portion of the Page as set forth in Exhibit A. Premier Provider shall retain all right, title and interest in and to the Distinguished Logo (including the copyright ownership thereof), and Premier Provider hereby grants Netscape a worldwide license to use, display, perform, reproduce and distribute the Distinguished Listing and Distinguished Logo, and such other license with respect to the Distinguished Listing and Distinguished Logo necessary to fulfill the intention of this Agreement. The specifications of the Distinguished Listing and Distinguished Logo and their placement on the Page are set forth on Exhibit A hereto. Netscape may, upon notice to Premier Provider, (i) change the position of the Distinguished Logo or the Distinguished Listing on the Page, or (ii) revise Exhibit A and Premier Provider shall promptly (and in any event, within no more than one (1) week following receipt of the notice) supply Netscape with a revised Distinguished Logo and Distinguished Listing which conform to the specifications of the revised Exhibit A.

         d. Netscape will produce the Page such that when an end user presses or "clicks" on the Distinguished Logo or a hypertext link embedded in the Distinguished Listing, the end user's Navigator will access ("Distinguished Link") Premier Provider's applicable HTML page located at the applicable Universal Resources Locator (as supplied by Premier Provider) for such page on Premier Provider's Web site ("Distinguished URI").

         e. Netscape may in the future, but shall not be obligated to, design its Web site such that an end user may customize certain features of the pages of Netscape's Web site served to the end user. If, in connection with the preceding sentence, Netscape provides a mechanism where an end user may select a preferred search and directory service ("Preferred Service") to be served to the end user, Netscape will include Premier Provider as a selection for the Preferred Service.

         f. Netscape will use reasonable commercial efforts to promptly remedy any material malfunctioning of the tabbing mechanism for the Premier Graphics, any material malfunctioning of the placement on the top of the Stack of the Premier Graphic most recently accessed or selected by a particular end user (if either of such mechanisms is developed by Netscape), any material failure to include the service of Premier Provider as a selection for the Preferred Service if a mechanism to select a Preferred Service is developed by Netscape, any material misplacement of the Premier Graphic, Distinguished Listing or Distinguished Logo on the Page or any material malfunctioning of the Links or Distingusihed Link under the control of


Net Search Provider
Premier Provider

Netscape, provided Premier Provider will fully cooperate with Netscape to remedy any such material malfunctioning or misplacement and provided further that Netscape shall not incur liability for any failure to remedy such material malfunctioning or misplacement if such remedy is not within the reasonable control of Netscape.

     4.  Compensation.

               a. For the benefits provided to Premier Provider for the initial one (1) year Premier Period, Premier Provider shall pay Netscape a total of $5,000,000 (the "Payment") as follows:

                    (1) $1,250,000 within thirty (30) calendar days after full execution of this Agreement;

                    (2) $375,000 within fifteen (15) calendar days after the commencement of the first calendar quarter of the term of the Premier Period;

                    (3) $750,000 within fifteen (15) calendar days after the commencement of the second calendar quarter of the term of the Premier Period;

                    (4) $1,125,000 within fifteen (15) calendar days after the commencement of the third calendar quarter of the term of the Premier Period;

                    (5) $1,500,000 within fifteen (15) calendar days after the commencement of the fourth calendar quarter of the term of the Premier Period.

          b. Any portion of the Payment which has not been paid to Netscape within the applicable time set forth above shall bear interest at the lesser of
(i) one percent (1%) per month, or (ii) the maximum amount allowed by law.

     5.  Additional Premier Provider Benefits.

          a. Netscape will for a period of not less than three (3) days list Premier Provider once on the HTML page of Netscape's Web site accessed by pressing or "clicking" on the "What's New" virtual button of the Navigator.

          b. Netscape will provide Premier Provider at no charge with one (1) "Platinum Ad (Basic Service)" (or its equivalent, in Netscape's reasonable discretion) during each calendar quarter of the Premier Period beginning on a date designated by Netscape and ending no later than the end of the applicable calendar quarter; provided Premier Provider supplies Netscape with the graphic files and other materials and information within the timeframes and as set forth in the specifications of the applicable Netscape advertising program and as reasonably requested by Netscape to produce the advertisement; and provided, further, that Netscape shall not be required to provide such Platinum Ad or its equivalent if, in Netscape's reasonable discretion, such Platinum Ad is not available during the applicable calendar quarter. Premier Provider and Netscape shall schedule the placement of the Platinum Ad for the first, second, third and fourth calendar quarters of the term of the Premier Period no later than March 15, June 15, September 15 and December 15, 1996, respectively.

          c. During the Premier Period, Premier Provider may purchase additional advertising on Netscape's Web site for advertising that will run during the Premier Period for the service of Premier Provider at a discount of twenty percent (20%) off Netscape's then standard rates for such advertising.


Net Search Program
Premier Provider

                d. Netscape will use reasonable efforts to advise Premier Provider of new Netscape advertising campaigns prior to announcing such new campaigns on Netscape's Web site; provided, however, Netscape shall not incur liability for failure so to advise Premier Provider.

                e. Netscape may in the future, but shall not be obligated to, include a set of bookmarks ("Bookmarks") with the Navigator. If Netscape includes such a set of Bookmarks with a version of the Navigator first released during the initial term of the Premier Period, Netscape will use reasonable efforts, subject to technical, marketing and promotional considerations, in Netscape's discretion, to include a Bookmark for the service of Premier Provider in the first release of such Navigator and may, but shall not be obligated to, include a Bookmark for the service of Premier Provider in subsequent releases of the Navigator. The placement, presentation, functionality and other features of the Bookmarks, and the URL of the Bookmark for the service of Premier Provider, shall be determined by Netscape in its sole discretion.

        6. Premier Provider Obligations. In addition to the other obligations set forth herein, Premier Provider will:

                a. Display the "Netscape Now" button prominently above the fold of Premier Provider's home page on its Web site and/or on each page of Premier Provider's Web site which may be accessed directly from the home page of Premier Provider's Web site and use best efforts to include the following statement (or a statement designated by Netscape and generally used by Netscape as a successor to the following statement or in connection with any successor program to Netscape's Netscape Now program) next to the Netscape Now button; "This site is best viewed with Netscape Navigator 2.0. Download Netscape Now!" (or such higher non-beta version as is then available), and Premier Provider will produce the page such that when an end user presses or "clicks" on the Netscape Now button, the end user's Internet client software will access the applicable HTML page located at a URL supplied by Netscape. Premier Provider will use reasonable commercial efforts to promptly remedy any misplacement of the Netscape Now button on its home page or any malfunctioning of the button, provided Netscape will fully cooperate with Premier Provider to remedy any such misplacement or malfunctioning, and provided further that Premier Provider shall not incur liability for any failure to remedy such misplacement or malfunctioning if such remedy is not within the reasonable control of Premier Provider.

                b. Use at least one (1) Netscape core Web server software product (currently comprised of Netscape Commerce Server and Netscape Communications Server) to maintain Premier Provider's Web site.

                c. Implement HTML Frames and/or Java or JavaScript (or subsequent features displayable by the Navigator, within thirty (30) days after written notice from Netscape of the availability of such features) ("Site Features") for display with those Internet software clients capable of displaying the Site Features on (i) the home page of Premier Provider's Web site, and (ii) at least one (1) HTML page located at each Premier URL (or on an HTML page located further down the directory tree from the page located at the Premier URL; provided Premier Provider will use reasonable efforts to implement the Site Features as high in such directory tree structure as possible), and where appropriate, on all other HTML pages of Premier Provider's primary Web site; provided Premier Provider shall not be required to implement the Site Features on pages of any secondary Web site of Premier Provider that Premier Provider is required to construct to satisfy Premier Provider's obligations under any third party contract existing as of the date of this Agreement.

Net Search Program
Premier Provider

          d. Premier Provider will include in the Premier Graphic, the home page of Premier Provider's Web site, and in each page located at each Premier URL a "mailto" link which users of Premier Provider's service can use to direct questions or help requests to Premier Provider. Premier Provider will use reasonable efforts to reply promptly, but in any event within one (1) week, to any such question or help request.

     7.  Usage Reports.

          a. Netscape and Premier Provider will each provide the other, via email to the email address set forth below, with usage reports ("Usage Reports") containing the information and in the format set forth in Exhibit B hereto. The Usage Reports shall cover a one (1) calendar quarter time period and shall be delivered within fifteen (15) days following the end of the applicable quarter. The parties may, by mutual written agreement, alter the content and format of the Usage Reports.

          b. NETSCAPE AND PREMIER PROVIDER WILL USE REASONABLE EFFORTS TO ENSURE THE ACCURACY OF THE USAGE REPORTS, BUT NEITHER PARTY WARRANTS THAT THE USAGE REPORTS WILL CONFORM TO ANY PUBLISHED NUMBERS AT ANY GIVEN TIME. NEITHER PARTY SHALL BE HELD LIABLE FOR ANY CLAIMS AS THEY RELATE TO SAID USAGE REPORTS.

     8. Termination. Either party may terminate this Agreement if the other party materially breaches its obligations hereunder and such breach remains uncured for fifteen (15) days following notice to the breaching party of the breach or as otherwise provided in Section 9.

     9. Right to Refuse. Netscape will have the right to review the contents and format of the Premier Graphic, the Distinguished Logo and the Distinguished Listing. If Netscape, in its sole discretion, at any time determines that the Premier Graphic, the Distinguished Logo or Distinguished Listing contains any material, or presents any material in a manner, that Netscape deems inappropriate for any reason, Netscape will inform Premier Provider of the reason Netscape has made such determination and may (i) refuse to include the Premier Graphic, the Distinguished Logo or the Distinguished Listing, in the Page, and/or (ii) immediately terminate this Agreement if Premier Provider has not revised to Netscape's reasonable satisfaction the Premier Graphic, Distinguished Logo or Distinguished Listing within one (1) business day of written notice from Netscape. If Netscape, in its sole discretion, at any time determines that the Premier Provider's Web site contains any material, or presents any material in a manner, that Netscape deems inappropriate for any reason, Netscape may immediately terminate this Agreement upon notice to Premier Provider. Netscape reserves the right to refuse to include in the Page any Premier Graphic, Distinguished Logo or Distinguished Listing that does not completely conform to the specifications set forth in Exhibit A.

     10. Responsibility. Premier Provider is solely responsible for any legal liability arising out of or relating to (i) the Premier Graphic, the Distinguished Logo or the Distinguished Listing, and/or (ii) any material to which users can link through the Premier Graphic, Distinguished Logo or Distinguished Listing. Premier Provider represents and warrants that it holds the necessary rights to permit the use of the Premier Graphic, the Distinguished Logo, the Distinguished Listing, the Premier URLs, the Distinguished URL, the Links and the Distinguished Links by Netscape for the purpose of this Agreement; and that the permitted use, reproduction, distribution, or transmission of the Premier Graphic, the Distinguished Logo and Distinguished Listing and any material to which users can link through the Premier Graphic, Distinguished Logo and Distinguished Listing will not violate any criminal laws or any rights of any third parties, including, but not limited to, infringement or misappropriation of any copyright, patent, trademark, trade secret, music, image, or other proprietary or property right, false advertising,



Net Search Program
Premier Provider
unfair competition, defamation, invasion of privacy or rights of celebrity, violation of any antidiscrimination law or regulation, or any other right of any person or entity, Premier Provider agrees to indemnify Netscape and to hold Netscape harmless from any and all liability, loss, damages, claims, or causes of action, including reasonable legal fees and expenses that may be incurred by Netscape, arising out of or related to Premier Provider's breach of any of the foregoing representations and warranties.

     11. Limitation of Liability. IN NO EVENT WILL EITHER PARTY BE LIABLE TO THE OTHER FOR ANY SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES, WHETHER BASED ON BREACH OF CONTRACT, TORT (INCLUDING NEGLIGENCE), OR OTHERWISE, AND WHETHER OR NOT THAT PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGE, THE LIABILITY OF EITHER PARTY FOR DAMAGES OR ALLEGED DAMAGES HEREUNDER (EXCEPT FOR DAMAGES OR ALLEGED DAMAGES ARISING UNDER SECTION 10) WHETHER IN CONTRACT OR TORT OR ANY OTHER LEGAL THEORY IS LIMITED TO AND SHALL NOT EXCEED THE PAYMENT DUE FROM PREMIER PROVIDER HEREUNDER.

     12. Assignment. Premier Provider may not assign this Agreement by operation of law or otherwise, in whole or 1n part, without Netscape's written consent. Any attempt to assign this Agreement without such consent will be null and void.

     13. Governing Law. This Agreement will be governed by and construed in accordance with the laws of the State of California without regard to its conflicts of laws principles.

     14. Notice. Any notice or reports required or permitted to be given under this Agreement shall be in English and given in writing and shall be delivered by personal delivery, by nationally recognized express courier, by facsimile transmission confirmed by telephone, by confirmed email, or by certified or registered mail, postage prepaid, return receipt requested, and shall be deemed given upon personal delivery, two (2) days after deposit with express courier, five (5) days after deposit in the mail, or upon acknowledgment of receipt of facsimile or email. Notice shall be sent to a party at its address set forth below or such other address as that party may specify in writing pursuant to this Section.

     15. Confidentiality. All disclosures of proprietary and/or confidential information in connection with this Agreement shall be governed by the terms of the Mutual Confidential Disclosure Agreement either previously entered into by the parties, or entered into by the parties concurrently with this Agreement, a copy of which is attached hereto as Exhibit C. The information contained in the Usage Reports provided by each party hereunder shall be deemed the Proprietary Information of the disclosing party.

     16. No Agency. The parties hereto are independent contractors and shall have no power or authority to bind the other party or to assume or create any obligation or responsibility, expressed or implied, on behalf of the other party or in the other party's name. This Agreement shall not be construed to create or imply any partnership, agency, joint venture, or any other form of legal association between the parties.

     17. Entire Agreement. This Agreement together with Exhibits A through C hereto are the complete and exclusive agreement between the parties with respect to the subject matter hereof, superseding any prior agreements and communications (both written and oral) regarding such subject matter. The parties acknowledge that, with respect to the participation of Premier Provided in the Net Search Program during the Premier Period described herein, this Agreement shall supersede any agreement between Netscape and Premier Provider regarding Premier Provider's participation in any comparable program for any period prior to the commencement of


Net Search Program
Premier Provider
the Premier Period described herein. This Agreement may only be modified, or any rights under it waived, by a written document executed by both parties.

The parties have duly executed this Agreement as of the later of the two (2) dates set forth below.

Premier Provider:                     Netscape:

                                      NETSCAPE COMMUNICATIONS
Lycos, Inc.                           CORPORATION
- - --------------------------------

By:                                   By:
    ----------------------------          ---------------------------------

Print Name:                           Print Name:
            --------------------                  -------------------------

Title:                                Title:
       -------------------------             ------------------------------

Date:                                 Date:
      --------------------------            -------------------------------


Premier Provider Address:             Netscape Address:

293 Boston Post Road                  501 East Middlefield Road
- - --------------------------------

Marlboro, MA 01752                    Mountain View, CA 94043
- - --------------------------------

- - --------------------------------

Attention:                             Attention: Barbara Gore
           ---------------------

Facsimile:                             Facsimile: (413) 528-4120
           ---------------------

Email:                                 Email: bgore@netscape.com
       -------------------------