Form 10-K405
period 1996-07-31
LYCOS INC
filed 1996-10-29
CIK 1007992

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE YEAR ENDED JULY 31, 1996

                        COMMISSION FILE NUMBER 0-27830

                                  LYCOS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 04-3277338
   (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

           293 BOSTON POST ROAD WEST, MARLBORO, MASSACHUSETTS 01752 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (508)-229-0717
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK $.01 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of October 24, 1996 was $56,082,787 (based on the last reported sale price on the Nasdaq National Market on that date).

  The number of shares outstanding of the registrant's Common Stock as of October 24, 1996 was 13,792,896.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Specifically identified information in the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on December 18, 1996, is incorporated by reference into Part III herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  LYCOS, INC.

                         1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
                                                  PART I
Item 1.   Business...............................................................................   3
Item 2.   Properties.............................................................................  13
Item 3.   Legal Proceedings......................................................................  13
Item 4.   Submission of Matters to a Vote of Security Holders....................................  13
Item 4a.  Executive Officers of the Registrant...................................................  13
                                                  PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  15
Item 6.   Selected Financial Data................................................................  16
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  17
Item 8.   Financial Statements and Supplementary Data............................................  26
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  39
                                                 PART III
Item 10.  Executive Officers of the Registrant...................................................  39
Item 11.  Executive Compensation.................................................................  39
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  39
Item 13.  Certain Relationships and Related Transactions.........................................  39
                                                  PART IV
Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K.......................  39
Signatures .....................................................................................   41

  This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Factors Affecting the Company's Business, Operating Results and Financial Condition" section herein. Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                                    PART I

ITEM 1. BUSINESS

  Lycos, Inc., an Internet exploration company, develops and provides guides to find, index and filter information on the Internet and the World Wide Web ("the Web") that serve as a new medium for information access. The Company's comprehensive suite of products and services enable users of the Internet to quickly, easily and accurately identify, select and access the resources and information of interest to them. The Company provides a family of easy to use, visually appealing products and services free of charge to users, including: the Lycos Catalog of the Internet, the a2z Sites by Subject Directory, Point Top 5% Sites, Pictures and Sounds Index, PeopleFind, Road Maps, Top News, City Guide, and Club Lycos. Based on information compiled by the Company, the Company believes that the Lycos products are among the most popular sites on the Web, serving millions of information requests per day. The Company generates revenues primarily through selling advertising on its services and by licensing its products and technology to businesses seeking to enhance the value of their Internet products and services. The Company's objective is to establish its Internet navigational products as a branded media service that is the most widely used place to find information in the world.

INDUSTRY BACKGROUND

 The Internet and World Wide Web

  The Internet is a global collection of thousands of computer networks interconnected to enable commercial organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information and conduct business. While the Internet was historically used by a limited number of academic institutions, defense contractors and government agencies primarily for remote access to host computers and for sending and receiving electronic mail, commercial organizations and individuals are increasingly dominating the use of the Internet. Recent technological advances, including increases in microprocessor speed and the development of easy-to-use graphical user interfaces, combined with cultural and business changes, have led to the Internet being integrated into the operations and strategies of commercial organizations and the activities of individuals.

  Much of the recent growth in Internet use by businesses and individuals has been driven by the emergence of a network of servers and information available on the Internet called the World Wide Web. The Web is a network medium that is rich in content, activities and format. The Web medium includes a wide range of content such as magazines, news feeds, radio broadcasts, and corporate, product, educational, research, and political information, as well as activities, including customer service, electronic commerce, reservations, banking, games and discussion groups. Due to the increase in the content available on the Web, the number of users of the Internet has dramatically increased in the past year. International Data Corporation estimates that the number of individuals with access to the Internet is projected to reach 199 million users in 1999, of which 125 million users are estimated to be accessing the Web.

  The Web can be accessed using software that allows non-technical users to easily exploit the capabilities of the Internet. Electronic documents or "Web pages," which may contain textual, audio and video information, are published on Web sites in a common format. Each Web site could contain hundreds of Web pages. Users can view these Web pages by using widely available software called "Web browsers" such as the Netscape Navigator or the Microsoft Internet Explorer. Users specify which electronic documents they wish to view with their Web browser by entering a document's unique electronic Web address, or Universal Resource Locator ("URL"). Alternatively, users can navigate the Web by making use of the hypertext link capability of Web documents. Hypertext links are active areas on a Web page which when selected by a user automatically cause the browser to display a specific page which can be located anywhere else on the Web. This feature enables users to move from one page of content and activity to another related page, without having to know the underlying address or URL of either document.

  The rapid deployment of the Web has introduced fundamental and structural changes in the way information can be produced, distributed and consumed, lowering the cost of publishing information and extending its potential reach. Companies from many industries are publishing product and company information or advertising materials and collecting customer feedback and demographic information interactively. The structure of Web documents allows an organization to publish significant quantities of product information while simultaneously allowing each user to view selectively only those elements of the information which are of particular interest. This feature makes possible the dynamic tailoring of information delivery to each user's interest in a cost effective and timely fashion. The Web, by facilitating the publishing and exchange of information, is dramatically increasing the amount of information--both relevant and irrelevant--available to users.

 Navigating the Web

  The rapid growth in the number of users of the Internet and in the number of Web sites has made it increasingly difficult both for users to find information relating to a particular interest and for content providers to inform users of the availability of their particular information and services. For a person who wants to conduct a fast or focused search, or to casually browse the Web, the task is often frustrating and unproductive. In addition, users often find that content providers' descriptions of Web sites and their content are incomplete, incorrect or non-existent, making for a time consuming and unrewarding experience.

  The difficulty of searching for information or browsing the Web is compounded by the unorganized, unstructured nature of the Internet; there is no centralized repository of Web sites or descriptions of their content. Users must either already know the Web address of a specific site or they must rely on hypertext links to browse. Content providers face similar difficulties in making the existence and location of Web sites containing information or advertising widely known. Current mechanisms for allowing users and publishers of information to locate each other are often limited in scope, slow and unreliable. These shortcomings are exacerbated by the continuing growth in the Internet, the number of Web sites and pages, and the number of interconnecting hypertext links. In this environment, users and content providers alike seek methods to identify and access relevant resources easily and effectively.

 Catalogs, Directories, Reviews and Resource Guides

  To address these needs, users are increasingly relying on catalogs, directories, reviews and resource guides of information and resources on the Internet.

  Catalogs. Catalogs are computer-generated indexes of Web resources used to conduct a focused search from detailed information about millions of Web pages. A catalog must be comprehensive and provide relevant responses to queries in a timely manner to be useful to a viewer. To maintain its usefulness, a catalog must be able to scale effectively as the size of the Web grows and as the number of queries per day increases.

  Directories. Directories are manually compiled categorizations of a selected universe of Web sites organized into broad subject areas. Directories are useful when an Internet user wishes to browse Web content within general, popular topics of interest. Deliberately small in scale and focused, directories provide the Internet user with a quick and easy means of locating basic summary information on Web sites. To be useful, directories must offer topics that are of appeal to users and correctly define such topics so that relevant information is captured.

  Reviews. Reviews are brief descriptions and critical assessments of Web sites. Reviews are useful when an Internet user wishes to find the highest quality sites within a subject, as identified and evaluated by an independent source. Reviews are also used by a user as a quick and easy means to stay current with what's new and most popular on the Web. To be useful, reviews must be credible, consistent and timely.

  Resource Guides. Resource guides are useful and innovative services enabling users to find and filter information of specific interest. For example, resource guides allow users to find telephone numbers, stock quotes, addresses and much more.

  Catalogs, directories, reviews and resource guides also offer content providers and advertisers the opportunity to make their information more easily accessible. By enabling access to and filtering of information on the Web, catalogs, directories, reviews and resource guides are increasingly functioning as conduits between millions of Internet users and the wealth of Internet resources.

  Although catalogs, directories, reviews and resource guides are enjoying widespread popularity, many current offerings have limitations. Many catalogs cannot meet users' requirements for efficient and comprehensive searches because they are incomplete compared to the size and accelerating growth of the Internet. Likewise, many catalogs do not provide a high percentage of relevant responses to queries and are frequently slow due to hardware or software limitations. Similarly, directories are limited by the quality of any underlying catalog or database on which they are based. Many current directories and resource guides cannot be maintained or updated in a timely manner because they lack the ability to monitor the status of links and home pages automatically. Finally, Web site reviews have often simply provided descriptions of the Web site without any critical assessment of its content. As a result of these limitations, content providers and advertisers cannot rely on many current catalogs, directories, reviews and resource guides to identify their content accurately and users cannot rely on them to locate desired information in a timely or accurate manner, if at all.

 Internet as a Mass Medium

  The Internet and associated information services are increasingly developing attributes of conventional mass media where advertising and other revenues are generated from viewership and use. In light of the strong demographics of users of the Internet, advertisers are increasingly attracted to the Internet as a medium for the marketing and sale of products and services.

  In contrast to conventional media, the Internet offers capabilities to target advertising to specific audiences, to measure the popularity of content, to make timely changes in response thereto, to reach worldwide audiences cost-effectively and to create innovative and interactive advertisements. By collecting customer feedback and demographic information, advertisers can direct highly customized marketing campaigns at defined targets. In addition, the Internet enables advertisers to transact with prospective customers much more rapidly than with conventional media.

  However, to communicate their message effectively on the Internet, advertisers need to place their advertisements where targeted audiences will view them. Catalogs, directories, reviews and resource guides in particular generate sizable traffic flow and have the ability to monitor and track usage patterns, consequently offering advertisers a cost-effective means to reach a broad and demographically appealing audience.

  The Company believes that advertisers will seek to advertise on Web sites that offer a high volume of traffic and feature flexible advertisement programs capable of reaching targeted audiences. Likewise, the Company believes that as advertisers increasingly embrace the Internet as an advertising vehicle, their participation will subsidize in part the creation and expansion of the information and resources available on the Web which in turn is expected to stimulate further traffic flow.

THE LYCOS SOLUTION

  The Company offers a comprehensive suite of products and services that enable users to sort, find, filter and access the tremendous amount of information and resources on the Internet. Without such products, navigating the Internet would be difficult to impossible. Internet users access the Company's products and services directly through the Lycos homepage at www.lycos.com, or through the individual homepages of the Company's other products such as the a2z Sites by Subject Directory and Point Top 5% Sites by using Web browsers such as the Netscape Navigator or the Microsoft Internet Explorer. Since its initial public offering in April 1996, the Company has introduced six additional guides to information, each of which has rapidly become widely accepted by users of the Internet. In September 1996, the Company introduced both a completely new look and feel and increased functionality for its products. Each of the Company's products are integrated such that viewers have access to all of the Company's products and services from all of the Company's sites. The Company's product offerings provide viewers with a one-stop information destination.

  The Lycos Catalog of the Internet. The Company believes that its Lycos Catalog is one of the most comprehensive indexes of the Web and is differentiated from other catalogs based on its size, speed, ability to index non-textual information, relevancy of search results and ability to scale along with the continuing growth of Internet content. Using the Lycos Catalog, a user may enter a search term or terms and review a list of the best matches from all indexed Web pages, along with a relevancy ranking of those pages, thereby allowing a user to sort through the information available on the Web quickly and efficiently. The Lycos Catalog also provides a direct hypertext link to the actual pages matching the search. As of October 24, 1996, the Lycos Catalog had indexed nearly 70 million Web pages, up from approximately 4 million in June 1995. The Company believes its Catalog of the Internet to be the largest in existence based on the number of Web pages currently indexed. The Company believes that its proprietary indexing technology enables the Lycos Catalog to service more searches of a larger database while producing more relevant results. The Company also believes that the Lycos Catalog is among the most widely used sites in the Internet. Traffic at the Lycos services grew by over 2000% this year, from 200,000 page views per day in August 1995 to over 4 million per day in August 1996. The Web address for the Lycos Catalog is www.lycos.com.

  a2z Sites by Subject Directory. The Company's a2z Sites by Subject Directory ("Directory") provides added value to users beyond the search capabilities of the Lycos Catalog by organizing Web sites by subjects grouped into 16 general categories, which in turn are divided into over 1,000 subcategories. The Directory, which is a subset of the Lycos Catalog, organizes collections of pages grouped into preselected categories. In this manner, viewers may browse through a series of categories and subcategories such as Science & Technology--Space & Astronomy--Planets & The Solar System. Users may then view a listing of the titles with both short descriptions of the sites in the category and a hypertext link to each site. The Company believes that its Directory has advantages over competing directories because of the capability of the Lycos search and indexing technology to index Web pages by popularity, thereby allowing the Directory to be built upon popular Web sites. The Web address for the Directory is a2z.lycos.com.

  Point Top 5% Sites. Point Top 5% Sites is a collection of critical reviews of what the Company considers to be among the most popular sites on the Web. Point Top 5% Sites permits users to focus on high quality sites and read critical reviews to determine if the sites are likely to be of interest. Each review includes a link that allows the viewer to visit any chosen site or destination. Web sites are selected by the Company's editorial staff as a site of general interest and quality. Informative and entertaining reviews are prepared by the Company's professional writers and editors. Point Top 5% Sites provides a numeric rating for the selected Web sites based on content, presentation and viewer experience that allows users to differentiate among rated Web sites. The Web address for Point Top 5% Sites is point.lycos.com.

  Pictures and Sounds Index. The Company's Pictures and Sounds Index, introduced in September 1996, allows users to search for pictures, sounds, video clips and other multimedia files on the Internet. By clicking on hyperlinks, users can display graphics and listen to sounds from thousands of Web sites. The Company believes this index offers a unique way for users to explore everything from pictures of celebrities to new releases from recording artists. The Pictures and Sounds Index is based on proprietary technology and the Company believes it is currently the only search and directory service that offers pictures and sounds indexing. The Web address for Pictures and Sounds Index is www.lycos.com/lycosmedia.html.

  City Guide. A collection of Lycos-authored guides to more than 400 of the largest cities in the United States, Lycos City Guide gives the virtual traveler a snapshot of life in each city or town, and provides connections to Web sites that reflect the special culture and charm of each place. Along with an editorial abstract capturing the spirit of each city, the Lycos City Guide offers hotlinks to Web sites that best reflect the hot spots, history and day-to-day living of each town. Users may browse the site organized by categories, including Local Flavor, Vital Statistics, News Links, Hometown Sports and Weather. Selected sites include practical information on points of interest, dining and entertainment, as well as unique aspects of each city. Yellow-page-like searches are also available for area businesses located in a given city, allowing users to find products and services in these virtual locales. The Web address for City Guide is cityguide.lycos.com.

  PeopleFind. Lycos PeopleFind, a comprehensive home address, email address and phone number directory, assists users in locating whomever they are looking for, wherever they are in the United States. Users may simply type a name and location to get matching lists of people with published phone numbers. Unlike a telephone book, PeopleFind does not require users to know where a person lives, allowing them to search for old friends or lost relatives. The Web address for PeopleFind is www.lycos.com/pplfndr.html.

  Road Maps. Lycos Road Maps allows users of the Internet to search on any street address in the United States and physically map that address with pin-point accuracy. Once mapped, users may print the map and use it for driving directions. Maps also list points of interest in many cities and allow users to browse through an area by clicking on directional buttons. The Company believes this is one of the most useful services available on the Internet. The Web address for Road Maps is www.lycos.com/roadmap.html.

  Club Lycos. Lycos has launched a member benefits program specifically designed for its users which provides free membership and discounts on a variety of products and services. The user simply registers with Lycos and in return receives a membership card entitling Club Lycos members to receive nationwide discounts on Avis car rentals, Southwest Airlines tickets, NetGuide Magazine subscriptions, Compubooks publications, Computer Insurance, atOnce Software, Save n' Sail Cruises and other popular offerings. The Web address for Club Lycos is club.lycos.com.

  Top News. Lycos Top News provides users with continuously updated links to news, weather, sports and business stories from major news services around the world. Lycos news editors write fresh headlines and summaries for the news stories and users can quickly scan headlines in six news categories, then may choose to link directly to detailed news services across the Web. The Web address for Top News is www.topnews.com.

  Link Alert. In July 1996, the Company introduced Lycos Link Alert which allows websites to monitor sites with hypertext links to its site and to those of its competitors. The product is built upon the data that the Lycos spider collects and is updated as the Lycos Catalog is updated.

STRATEGY

  The Company's objective is to establish its Internet navigational products and services as the most widely used place to find information in the world. The Company seeks to leverage its high volume of traffic created by its products and services into a platform for advertisers to reach their targeted audience. Key elements in the Company's strategy include:

  Provide a One-Stop Information Source. The Company seeks to provide viewers with a one-stop information destination for identifying, selecting and accessing resources and information on the Web. The Company has recently integrated its catalog, directory and review products with a suite of recently introduced product offerings, including, among others, the Company's Pictures and Sounds Index, Lycos Road Maps, PeopleFind and City Guide.

  Generate a High Volume of Traffic. The Company seeks to draw large numbers of viewers to the Company's sites by providing its online guides free of charge to users and making them as widely accessible as possible throughout the world. The Company has entered into a variety of agreements with such companies as Microsoft, Netscape, Sprint and Spry to drive traffic to the Lycos sites. The Company is also heavily focused on building its brand, both on and off the Web, and believes its brand building will be a major contributor to traffic.

  Pursue Innovative Advertising Solutions. The Company believes that the sizable traffic flow generated from its products and services provides an attractive platform for measurable, targeted, cost-effective and interactive advertising on the Internet. The Company combines technical skills with advertising industry expertise to provide differentiated solutions to advertisers to help them exploit the capabilities of the Internet as an advertising medium. The Company is actively seeking to develop innovative ways for advertisers to reach their target audiences through the Internet effectively. The Company designs and offers customized packages which include the ability to change advertisements quickly and frequently, to link a specific search term to an advertisement, to conduct advertising test campaigns with rapid result delivery and to track daily usage statistics. In conjunction with an affiliated company, the Company is currently developing software that will provide it with the ability to target ads based on demographics and advanced usage patterns.

  Multiple Points of Entry. The Company has aggressively pursued a strategy of licensing its products and technology. Licensing allows the Company to increase traffic and revenue by leveraging the promotion, marketing and sales strengths of its partners. At July 31, 1996, the Company had 24 licensing partners, including: AT&T, Bertelsmann's Telemedia (which operates Lycos Germany at www.lycos.de), Swedish Post (which operates Lycos Sweden at www.lycos.se), Focus Online (in Germany at www.netguide.de) and CompuServe.

  Continue to Enhance and Expand the Company's Products and Services. Lycos intends to enhance its products and services with additional content, features and functionality to maintain its position as a leading provider of guides to the Internet. The Company's strategy is to differentiate its products and services from competing companies through the availability of localized and customized offerings and by expanding the breadth and depth of its services such that it becomes the world's most widely used place to find information. The Company also incorporates into its products and services new technologies developed internally or licensed from other companies that it believes will further differentiate its offerings and provide viewers with a richer, more satisfying Internet experience.

  Content and Brand Licensing. Lycos is leveraging its current product offerings and extending the Lycos brand name by licensing its products for use in other media, such as books and CD-ROMs, for which the Company typically receives a royalty. In furtherance of its strategy of extending the Lycos brand name, the Company has created Lycos Press, a three-year joint publishing effort between the Company and Macmillan Publishing USA's Que imprint. Macmillan Publishing USA is a division of Simon & Schuster, the world's largest computer book publisher. Simon & Schuster is the publishing operation of Viacom, Inc. The first two books in a series of Internet-related titles, Most Popular Web Sites and Internet International Directory were released in August 1996 and October 1996, respectively. The books are accompanied by a CD-ROM which contains the entire book, fully hyperlinked, plus links to other popular Web sites and an assortment of browsers and other Internet software. Lycos Press currently plans to publish over twenty books in 1997. The books are a revenue source for the Company, but also provide exceptional branding opportunities.

TECHNOLOGY

  The foundation of currently available Internet catalogs is a database comprised of the indexed content and addresses of Web pages. The underlying database for most Internet catalogs is created through the use of "spiders," which are software programs that autonomously roam the Web by following hypertext links, automatically identifying and collecting material to be included in the database index. Catalogs also provide retrieval software that enables a user to conduct a search of the database and extract a list of Web pages that match the search.

  The Lycos Catalog is built with the Company's proprietary spider indexing technology that enables it to collect and organize information on millions of Web pages and links in a highly efficient manner. The Lycos technology creates and stores abstracts of Web pages in the Lycos Catalog database instead of only indexing limited information such as Web addresses or headers or copying the full text of indexed Web pages. The

Company believes that this approach best balances a useful amount of information without the limitations on scalability and comprehensiveness imposed by copying full text. The Company's abstracts are a concise summary of the content and key words of a Web page, as well as its address. These abstracts include the title, outline, 100 most important words and the smaller of the first 20 lines or 20% of each page. The Lycos spider eliminates approximately 50 of the most common function words such as "the," "a," "and," "or" and "it," which the Company believes add no value and slow down a search. The Company's spider technology allows it to differentiate its Lycos Catalog and related products and services in the following ways:

  Size and scale. A catalog with a larger underlying database will generally produce a higher number of results to a query. As of October 24, 1996, Lycos had indexed nearly 70 million Web pages which the Company believes is the largest catalog of Internet resources. By constructing abstracts of Web pages, Lycos' spider technology facilitates the ability of the Lycos Catalog to scale proportionally with the growth of the Internet.

  Using Popularity to Guide the Exploration. Popular Web pages are more likely to be interesting and useful. The popularity of Web pages can be measured by the number of pages on other computers that have hypertext links to that page. The Company believes that the Lycos spider technology is the only indexing technology that uses popularity as a basis for searching Web pages. The Lycos spider explores the most popular pages on the Web by using proprietary algorithms to track the number of external hypertext links to each Web page. The Company also uses popularity ranking to determine how frequently the Web pages should be revisited, ensuring that the most popular pages in the Lycos Catalog are updated frequently.

  Relevancy. Relevancy measures how closely the results of a search conform to a specific query. The ability of a catalog to deliver relevant responses depends upon the comprehensiveness of the underlying database and the accuracy of the retrieval software. The Company believes that its retrieval software, which uses position, frequency and proximity of words to assign relevancy scores, together with the comprehensiveness of the Lycos Catalog, enable the Lycos Catalog to deliver more relevant search results.

  Ability to Index Non-Textual Pages. The Internet contains many resources which are non-textual, such as images, sounds, movies and executable programs. The Lycos spider extracts the addresses of Web pages while also retaining text describing each link within those pages thereby indexing non-textual objects for later search and retrieval by users. The Company believes that its spider indexing technology differentiates its products and services with the ability to index these non-textual pages.

  Response Speed. In order to be practical for most users, catalogs must return results to queries quickly. The ability of a catalog to respond quickly to queries depends fundamentally on its underlying indexing technology. The Company's use of abstracts reduces the amount of information required to be stored in the database, resulting in faster responses to queries. Moreover, as the number of Web pages and viewers increases, the Company believes that its method of creating abstracts should enable the Company to continue to update and increase the number of Web pages indexed in the Lycos Catalog without significantly degrading response time. The Company believes that its technology enables it to offer one of the fastest performing search and directory services on the Web.

ADVERTISING SALES AND SERVICES

  The Company has to date derived a significant portion of its revenues from the sale of advertisements on its Web pages. For the year ended July 31, 1996, advertising revenues represented 85.2% of the Company's total revenues. The Company has established a direct sales force experienced in the advertising business to address the new and evolving requirements of the Internet advertising market. The Company believes that an experienced sales force is critical to initiating and maintaining relationships with advertisers and advertising agencies and therefore has hired the majority of its sales force from the advertising industry. The Company's sales force is based throughout the United States.

  Advertising revenue is generated by advertisers placing banner advertisements on any of the multiple screens that are displayed on the Company's multiple product offerings. The Company's advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (an impression is a one-on-one view of an advertisement by the end user) for a fixed fee or on a per impression basis with an established minimum fee. The Company also sells advertising on a keyword basis that links an advertisement to a specific search term or topic (for example, when "yellow pages" is searched, a Yellow Pages advertisement appears). Keyword advertising permits advertisers to target advertisements to selected audiences. The Company advises advertisers on advertisement placement and design to enable them to develop more dynamic advertisements and monitor them for effectiveness. To assist advertisers in monitoring the effectiveness of their advertisements and making appropriate changes, the Company provides advertisers with reports showing advertising impressions and the number of times users "click on" an ad to visit the advertiser's site. The Company's standard rates for advertising range from $20,000 to $50,000 per million impressions. These advertising rates vary depending on the extent of the targeted nature of the advertisement. To date, the duration of the Company's advertising commitments have ranged from one week to five years.

LICENSING OF PRODUCTS AND TECHNOLOGY

  The Company licenses its products and technology to leading corporations to facilitate the establishment of its products and services as a ubiquitous, branded media service. The Company's strategy is to license its products and technology to a range of companies seeking to enhance the value of their Internet products and services, including Internet service providers, telecommunications companies, online service providers, software providers and publishers. In its license arrangements, the Company generally receives a license fee, maintenance fees for product updates and, where applicable, a share of the advertising revenues, subscription fees or product sales received by licensees. The Company's license agreements generally have terms of one to three years. The Company generally co-brands its products with the products offered by the licensee in order to preserve and enhance the Company's brand recognition. The Company's product offerings enable its licensees to provide a comprehensive set of Internet navigational services to their viewers and to maintain the up-to-date information required by their viewers to keep up with the rapid growth of the Internet without incurring the extensive costs associated with the internal development of such products. In addition, the Company's licensing arrangements enable the Company to create multiple points of entry and alternative distribution channels for the Company's products and services, build brand awareness, and expand without the associated infrastructure costs. As of July 31, 1996, Lycos had 24 such licensees including several European mirror sites and one Japanese site.

RESEARCH AND PRODUCT DEVELOPMENT

  The Company believes that its future success will depend in large part on its ability to continue to enhance its products and services and to develop other products and services based on or complementary to its core catalog and search and indexing technology. An important factor in the future success of the Lycos Catalog will be the Company's ability to provide more content, functionality and features than those typically available in other competitive offerings and to continually refine the search and indexing technology such that the Lycos Catalog will be able to scale with the growth in Web pages. Accordingly, the Company's product development efforts are focused on enhancing its offerings with these features as well as expanding the capabilities of the Lycos Catalog by improving its user interface and interoperability with other Web technologies. In order to respond to rapidly changing competitive and technological conditions, the Company may seek to enhance or expand its product offerings through acquisitions of complementary technologies, products or businesses.

  The Company is also incorporating new technologies of other portfolio companies of CMG@Ventures, L.P. ("CMG@Ventures") that it believes will further differentiate its offerings and provide viewers with a richer, more satisfying Internet experience. For example, the Company has entered into a letter agreement with Black Sun Interactive, Inc. ("Black Sun"), whereby the Company and Black Sun will cross-license certain technology. Under this agreement, the Company offers a three-dimensional chat product based on a Virtual Reality Modeling

Language ("VRML") browser developed by Black Sun. VRML is a new technological advance that allows real time, three dimensional navigation of simulated computer generated environments. With this chat product, users are able to communicate with one another in a variety of information communities (based on Point Top 5% Sites subject areas) with the added benefit of graphics representing the individuals in any conversation.

  For the Inception Period and the year ended July 31, 1996, the Company's research and development expenses were $15,940 and $906,951, respectively, or 318.8% and 17.2% of total revenues, respectively. The Company has not capitalized any software development costs. In addition, for the year ended July 31, 1996, the Company recorded $452,000 of in process research and development expense in connection with the acquisition of Point Communications Corporation ("Point Communications").

COMPETITION

  The market for Internet products and services is highly competitive. In addition, the Company expects the market for Internet advertising, to the extent it develops, to be intensely competitive. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. The primary competitors of the Company's products and services are other Internet catalog, directory and review services, including America Online's Web Crawler, Excite Inc., Digital Equipment Corporation's Alta Vista, Infoseek Corporation, Open Text Corporation and Yahoo! Corporation. In addition, the Company competes with metasearch services that allow a user to search the databases of several catalogs and directories simultaneously. The Company also competes indirectly with database vendors that offer information search and retrieval capabilities with their core database products. In the future, the Company may encounter competition from providers of Web browser software and other Internet products and services that incorporate search and retrieval features into their offerings. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. The Company may also compete with online services and other Web site operators as well as traditional offline media such as print and television for a share of advertisers' total advertising budgets. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

PROPRIETARY RIGHTS AND LICENSES

  The Lycos search and indexing technology was developed primarily by Dr. Michael Mauldin as a faculty member at Carnegie Mellon University ("CMU"). In June 1995, the Company, CMU, CMG@Ventures and CMGI Information Services, Inc. ("CMGI") entered into a license agreement ("License Agreement") pursuant to which CMU granted to the Company a perpetual, worldwide right to use and sublicense the Lycos search and indexing technology and the Lycos Catalog and other intellectual property rights associated therewith, including the "Lycos" and "The Lycos Catalog of the Internet" trademarks and the domain name Lycos.com, subject to the payment of certain specified royalties. The license has been granted to the Company on an exclusive basis, but is non-exclusive with respect to certain subcomponents of the licensed technology and is subject to two licenses to third parties which were assigned to the Company and to the rights of the United States Government to use an earlier version of the licensed technology. As part of the License Agreement, CMU retained the rights to use internally and for non-commercial research, educational or academic purposes the Lycos Catalog and any improvements and revisions, any technology, product or process developed by the Company which is based on the licensed technology and any technology, product or process developed by Dr. Mauldin and employees under his direction at CMU and made available to the Company under the License Agreement. The key search and indexing technology underlying the Lycos Catalog, as well as the Lycos Catalog and Lycos trademarks and logo, is licensed to or owned by CMU and licensed to the Company pursuant to the License Agreement. In addition, the Company has the exclusive right to use these trademarks in connection with the sale of other products and services not based on or utilizing the licensed technology for a royalty payment based on the revenues derived from such products or services. CMU has filed an application to register the "Lycos" trademark in the United States.

  The License Agreement provided for an initial license fee of $500,000 paid by the Company to CMU plus the issuance to CMU of twenty percent of the initial common equity of the Company. In addition, pursuant to the License Agreement, the Company made further payments to CMU in an amount equal to 50% of gross revenues received from all sources until such payments totaled $750,000. All amounts due to CMU under this Agreement were paid as of July 31, 1996. The License Agreement is perpetual and irrevocable, but is terminable if the Company ceases to carry on any business providing the licensed technology, if the Company fails to pay CMU the royalties specified therein or if the Company fails to maintain adequate insurance coverage for CMU.

  The Company is also required to pay to CMU an additional $525,000 (which is not subject to the receipt of any revenues by the Company) pursuant to two licenses granted by CMU, which were assigned to the Company. As of July 31, 1996, the Company had paid an aggregate of $200,000 to CMU pursuant to these licenses.

  The Company relies upon copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers and others to protect its proprietary technology. Effective trademark, copyright and trade secret protection may not be available in every foreign country in which the Company's products are distributed. CMU has no patent protection for the Lycos search and indexing technology. Although CMU has filed a patent application with respect to the Lycos search and indexing technology, there can be no assurance that such patent will be granted. There can be no assurance that the steps taken by the Company or CMU to protect their proprietary technology will be adequate to prevent misappropriation of their technology by third parties, or that third parties will not be able to independently develop similar technology. In addition, there can be no assurance that other parties will not assert technology infringement claims against the Company.

  Lycos(TM) is a trademark of Carnegie Mellon University and PointSM is a service mark of Point Communications, a wholly-owned subsidiary of the Company. a2zSM is a service mark of the Company. All other trademarks and service marks used in this Annual Report on Form 10-K are the property of their respective owners.

EMPLOYEES

  As of July 31, 1996, Lycos employed 60 persons, including 27 in sales and marketing, 25 in research and development, product development and service operations, and 8 in finance and administrative functions. The Company also employs independent contractors for software development, documentation, artistic design and editorial reviews. None of the Company's employees are represented by a labor union and Lycos considers its employee relations to be good.

ITEM 2. PROPERTIES

  The Company's executive offices are located in two facilities in Marlborough, Massachusetts consisting of approximately 8,700 square feet, under leases that expire in February 1997 and October 2000. The Company also leases a facility of approximately 4,900 square feet in Pittsburgh, Pennsylvania under a lease that expires in November 2000, used for research and development, sales and service operations. The Company also has a sales office in New York City of approximately 1,000 square feet, under a lease which expires in November 2000. The Company also leases, on a short-term basis, a sales office in San Francisco, California. Although the Company believes that its current facilities are adequate for its current needs, the Company is seeking to expand its existing facilities to support its growth. The Company believes that additional space will be available on acceptable terms.

  The Company maintains substantially all of its computer systems at its Pittsburgh, Pennsylvania site. The Company's operations are dependent in part upon its ability to protect its operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of the Company's products and services which could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended July 31, 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by Item 10 of Form 10-K with respect to executive officers of the Company is set forth below. Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.

  The executive officers of the Company are:

   NAME                      AGE POSITION
   ----                      --- --------
   Robert J. Davis..........  40 President, Chief Executive Officer and Director
   Edward M. Philip.........  31 Chief Financial Officer and Secretary
   Benjamin P. Bassi........  40 Vice President of Business Development
   William M. Townsend......  32 Vice President of Advertising
   Sangam Pant..............  31 Vice President of Engineering
   Mark G. Simmer...........  36 Vice President of Online Publishing
   Jan R. Horsfall..........  36 Vice President of Marketing

  Robert J. Davis has served as President and Chief Executive Officer of the Company since June 1995. From January 1993 to June 1995, Mr. Davis served as Vice President of Sales at Cambex Corporation, a manufacturer of computer-related products. From January 1982 to January 1993, Mr. Davis was employed by Wang Laboratories, a computer manufacturer, in various sales and marketing positions, including Director of United

States Commercial Sales and Marketing and Director of Worldwide Marketing. Mr. Davis holds a Bachelor of Science degree, with highest honors, from Northeastern University and a Master in Business Administration from Babson College.

  Edward M. Philip has served as Chief Financial Officer and Secretary of the Company since December 1995. From July 1991 to December 1995, Mr. Philip was employed by The Walt Disney Company where he served in various finance positions, most recently as Vice President and Assistant Treasurer. From September 1989 to May 1991, Mr. Philip attended Harvard Business School. From August 1987 to June 1989, Mr. Philip was an investment banker at Salomon Brothers Inc, an investment banking firm. Mr. Philip received a Bachelor of Science degree in Economics and Mathematics from Vanderbilt University and a Master in Business Administration from Harvard Business School.

  Benjamin P. Bassi has served as Vice President of Business Development of the Company since October 1995. From March 1992 to October 1995, Mr. Bassi was employed by Object Design, Inc., an object-oriented database software company, where he served in various positions, including Vice President of North America and Vice President of Business Development. From April 1985 to March 1992, Mr. Bassi was employed by McDonnell Douglas Systems Integration, where he served in various positions, including Manager of Strategic Accounts and Northeast District Manager. Mr. Bassi received a Bachelor of Science degree in Chemical Engineering from Syracuse University.

  William M. Townsend has served as Vice President of Advertising of the Company since August 1995. From August 1994 to August 1995, Mr. Townsend served as Vice President and Director of Marketing Services for Ketchum Advertising, an advertising agency. From October 1989 to August 1994, Mr. Townsend served as President of Townsend Advertising Corporation, an advertising agency. Mr. Townsend received a Bachelor of Arts degree in Art from The College of Wooster in Wooster, Ohio.

  Sangam Pant has served as Vice President of Engineering of the Company since April 1996. From December 1994 to March 1996, Mr. Pant was employed by AT&T where he served as Director of Internet infrastructure development with AT&T's New Media Services. Prior to his work with AT&T, Mr. Pant led the design and development of database systems at Interchange Network Company, and directed software development efforts for Ziff-Davis and Digital Equipment Corporation. Mr. Pant received a Master of Science degree in Electrical Engineering from the University of Florida, and a Bachelor of Engineering degree in Electronics Engineering from Maharaja Sayajirao University in Barod India. Mr. Pant is currently obtaining a graduate degree from the Wharton School of Business in the Executive MBA program. Mr. Pant also holds three patents and has published numerous papers in the area of distributed computing and database systems.

  Mark G. Simmer has served as Vice President of Online Publishing for the Company since October 1996, and previously served as its Editor-in-Chief since March 1996. Mr. Simmer served as a consultant to Point Communications, developing Point NOW (now Lycos Top News), a news service blending Web-based news from across the world. From 1985 to 1995, Mr. Simmer served in various capacities with Seattle-based King Broadcasting Company, most recently as Managing Editor. Projects he supervised have won Emmy Awards from the Seattle Chapter of the National Academy of Television Arts and Sciences, as well as national awards from the Robert F. Kennedy foundation and Investigative Reporters and Editors. Mr. Simmer graduated with honors from Willamette University in Oregon. He did his graduate studies at the University of Missouri-Columbia School of Journalism, and from 1987 to 1989, served as Adjunct Professor of Communication Studies at Whitworth College.

  Jan R. Horsfall has served as Vice President of Marketing of the Company since October 1996. Mr. Horsfall was formerly the Vice President of Brand Strategy for The Valvoline Company. In that capacity, Mr. Horsfall directed all consumer promotion, online interactive development, product portfolio management, consumer research and trade marketing. Previously, Mr. Horsfall was the director of marketing and advertising for Valvoline, and has held various sales and marketing positions with the company since 1982. Mr. Horsfall holds a Bachelor of Science degree in marketing from Colorado State University, and completed the Executive Development Program for Senior Management at the University of Indiana at Bloomington.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock of the Company has traded on the NASDAQ Stock Market under the symbol LCOS since the Company's initial public offering on April 2, 1996. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low last reported sale prices for the Company's Common Stock for the period indicated as reported by the NASDAQ Stock Market.

 YEAR FISCAL QUARTER ENDED                                          HIGH   LOW
 ---- --------------------                                         ------ ------
 1996 April 30, 1996 (commencing April 2, 1996)....................$29.25.$14.00
      July 31, 1996..............................................   19.25   5.88
 1997 October 31, 1996 (through October 24, 1996)................   12.75   5.75

  As of October 24, 1996, the Company had 13,792,896 shares of Common Stock held by approximately seventy-seven shareholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

  The Company has not paid dividends on its Common Stock. The Company anticipates it will continue to reinvest earnings to finance future growth, and therefore does not intend to pay dividends in the foreseeable future. In addition, the covenants contained in the Company's line of credit prohibit the Company from paying cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

  The selected data presented below under the caption Consolidated Statements of Operations Data with respect to the year ended July 31, 1996 and the period from Inception (June 1, 1995) to July 31, 1995 ("Inception Period") and under the caption Consolidated Balance Sheet Data at July 31, 1996 and July 31, 1995, are derived from the consolidated financial statements of the Company and its subsidiary, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The following selected consolidated financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                     YEAR ENDED     INCEPTION
                                                    JULY 31, 1996    PERIOD
                                                    ------------- -------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Advertising......................................  $ 4,478,474   $      --
  License and product..............................      778,753        5,000
                                                     -----------   ----------
    Total revenues.................................    5,257,227        5,000
Cost of revenues...................................    4,752,621       27,576
                                                     -----------   ----------
    Gross profit...................................      504,606      (22,576)
Operating expenses:
  Research and development.........................      906,591       15,940
  In process research & development(1).............      452,000          --
  Sales and marketing..............................    3,221,576       29,530
  General and administrative.......................    1,726,646       37,335
                                                     -----------   ----------
    Total operating expenses.......................    6,306,813       82,805
                                                     -----------   ----------
Operating loss.....................................   (5,802,207)    (105,381)
Interest income, net...............................      714,369          --
                                                     -----------   ----------
Net loss...........................................  $(5,087,838)  $ (105,381)
                                                     ===========   ==========
Net loss per share(2)..............................  $     (0.42)  $    (0.01)
                                                     ===========   ==========
Shares used in computing net loss per share:.......   11,992,415   11,012,764
                                                     ===========   ==========
                                                    JULY 31, 1996 JULY 31, 1995
                                                    ------------- -------------
CONSOLIDATED BALANCE SHEET DATA:
Working capital....................................  $39,973,810   $  329,411
Total assets.......................................   53,660,575    1,316,655
Long-term obligations, net of current portion......          --           --
Total stockholders' equity.........................  $44,106,157   $1,144,619

--------
(1) Reflects in process research and development expense recorded in connection with the Company's acquisition of Point Communications.
(2) Net loss per share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting the Company's Business, Operating Results and Financial Condition" as well as those discussed in this section and elsewhere in this Report.

RESULTS OF OPERATIONS

  Revenues. Net sales for the year ended July 31, 1996 totaled $5.3 million versus $5,000 in the period from inception (June 1, 1995) to July 31, 1995 ("Inception Period"). As of July 31, 1996, the Company had deferred revenues of $3.1 million attributable to license agreements for which there are significant obligations of the Company remaining, and billings in excess of revenues of $1.4 million, attributable to billings in excess of revenues on advertising contracts.

  Advertising revenues. Advertising revenues were $4.5 million for the year ended July 31, 1996 representing 85% of total revenues. The Company did not have any advertising revenues in the Inception Period.

  The Company's advertising revenues are derived principally from the sale of advertising on its Internet web sites. Advertising contracts vary in duration from one week to five years. Advertising contracts are principally sold as either: (1) a "general rotation" contract under which a customer is guaranteed a minimum number of impressions; (2) a "key word" contract in which a customer purchases the right to specified words and the customer's advertisement is shown as those words are "searched"; and (3) a combination of general rotation and key word contracts.

  License and product revenues. License and product revenues were $779,000 for the year ended July 31, 1996, representing 15% of total revenues. All license and product revenues in the Inception Period were derived from one customer and totaled $5,000, representing 100% of total revenues. For the year ended July 31, 1996, the increase in license and product revenue is attributable primarily to the addition of over twenty new licensees during the year, including, among others, AT&T, Bertelsmann's Telemedia, CompuServe, Simon & Schuster, Swedish Post and Xaxon.

  Cost of revenues. Cost of revenues were $4.8 million for the year ended July 31, 1996, representing 90% of total revenues. Cost of revenues for the Inception Period totaled $28,000, representing 552% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing enhancement, maintenance and support of the Company's products and services, including compensation, consulting fees, equipment, networking and other related indirect costs. Cost of revenues also includes amortization costs associated with the Company's License Agreement with CMU and the cost of the Company's "Premier Provider" Agreement with Netscape Communications Corporation ("Netscape"), as further described below.

  In April 1996, the Company entered into a one year "Premier Provider" Agreement ("the Agreement") with Netscape pursuant to which the Company was designated one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the Agreement, the Company is obligated to make installment payments totaling $5 million over the term of the Agreement. The Company recognizes the cost of this agreement ratably over the term of the Agreement, thus, included in cost of revenues for the year ended July 31, 1996 is the pro-rated portion of the contract since the service commenced in April 1996.

 Operating expenses

  Research and Development. Research and development expenses were $907,000 for the year ended July 31, 1996, representing 17% of total revenues for the year. During the Inception Period, research and development expenses were $16,000, or 319% of total revenues. Research and development expenses consist primarily of equipment and salary costs. The overall increase in research and development spending was primarily due to increased engineering staffing required to continue to develop and enhance the Company's product lines.

  In addition, during the year, the Company recorded $452,000 of in process research and development expense related to the acquisition of Point Communications. To date, all research and development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company expects to continue to commit substantial resources to research and development in the future.

  Sales and Marketing. Sales and marketing expenses were $3.2 million for the year ended July 31, 1996, representing 61% of total revenues for the year. During the period ended July 31, 1995, sales and marketing expenses were $30,000, representing 591% of total revenues for the period. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions and expenses associated with the Company's expanded advertising, marketing and public relations campaign. The Company expects continued increases in sales and marketing expenses in future periods.

  General and Administrative. General and administrative expenses were approximately $1.7 million for the year ended July 31, 1996, representing 33% of total revenues. During the period ended July 31, 1995, general and administrative expenses were $37,000, representing 747% of total revenues. General and administrative expenses consist primarily of compensation, rent expenses and fees for professional services. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel, installation of information systems and increased costs for professional services.

  Interest Income, net. Interest income, net, was approximately $714,000 for the year ended July 31, 1996, resulting primarily from the investment of net proceeds received upon the closing of the Company's initial public offering in April 1996. There was no interest income in the Inception Period.

  Income taxes. The Company has not recorded an income tax benefit because it has incurred net operating losses since inception. As of July 31, 1996, the Company had approximately $5.1 million in Federal and state net operating loss carryforwards. Of this amount, approximately $380,000 relates to the acquisition of Point Communications and will reduce goodwill when utilized. The Federal net operating losses will expire beginning in 2010 if not utilized. The state net operating losses will expire beginning in 2000 if not utilized. A portion or all of net operating loss carryforwards which can be utilized in any year may be limited by changes in ownership of the Company, pursuant to Section 382 of the Internal Revenue Code and similar statutes.

  New accounting pronouncements. During October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123") which establishes a fair value based method of accounting for stock based compensation plans. While the Company is studying the impact of the pronouncement, it continues to account for employee stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123 will be effective for fiscal years beginning after December 15, 1995, or fiscal 1997 for the Company.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to its initial public offering, the Company financed its operations primarily from proceeds of the private sale of equity securities and, to a lesser extent, operating leases. On April 2, 1996, the Company completed an initial public offering of its common stock in which 3,000,000 shares of common stock were issued at a price of $16.00 per share. On April 12, 1996, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 135,000 shares of its common stock at $16.00 per share. Proceeds from the offering were approximately $46 million, net of underwriting discounts and other related costs.

  At July 31, 1996, the Company had cash and cash equivalents of approximately $44 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper. At July 31, 1996, the Company also has available a bank revolving credit facility providing for borrowings up to $1.0 million.

  The Company used cash from operations of approximately $1.0 million in the year ended July 31, 1996, due primarily to the net loss, as well as increases in accounts receivable and license fees receivable. The Company's primary investing activity during the year has been, and further expenditures are anticipated to be, for the purchase of computers and office equipment to support the Company's growth. During the year ended July 31, 1996, the Company also used approximately $750,000 for payments under the License Agreement.

  At July 31, 1996 the Company had deferred revenues of $3.1 million representing license fees to be earned in the future on noncancelable license agreements. In addition, the Company had billings in excess of revenues from advertising contracts of $1.4 million at July 31, 1996.

  In April 1996, the Company entered into the Agreement with Netscape pursuant to which the Company was designated one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the Agreement, the Company is obligated to make installment payments totaling $5 million over the term of the Agreement.

  From time to time the Company expects to evaluate the acquisition of products, businesses and technologies that complement the Company's business. Currently, however, the Company does not have any understandings, commitments or agreements with respect to any such material acquisitions.

  The Company currently believes that available funds, cash flows expected to be generated by operations, if any, and the existing credit facility will be sufficient to fund its working capital and capital expenditures requirements for the next twelve months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance products or services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, results of operations or financial condition.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

  Extremely Limited Operating History; Anticipation of Continued Losses. The Company was founded in June 1995 and for the fiscal year ended July 31, 1996 generated revenues of $5,257,227. Accordingly, the Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. The Company has achieved only limited revenues to date. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and therefore, there can be no assurance that the Company will sustain revenue growth or achieve profitability. The Company has incurred significant losses since inception and expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. As of July 31, 1996, the Company had an accumulated deficit of $5,193,219. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  Potential Fluctuations in Quarterly Results. As a result of the Company's extremely limited operating history, the Company does not have historical financial data for any significant period of time on which to base planned operating expenses. The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Quarterly sales and operating results generally depend on the advertising revenues, license fees and other revenues received within the quarter, which are difficult to forecast. Since the Company's expense levels are based upon anticipated advertising and licensing revenue, the Company may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to the Company's expectations would have an immediate adverse impact on the Company's business, results of operations and financial condition. In addition, the Company plans to significantly increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, broaden its customer support capabilities and establish brand identity and strategic alliances. In the future, leading Web sites, browser providers and other distribution channels may require payments or other consideration for listing the Company's products and services such as the Company's arrangement with Netscape. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the Internet industry, usage of the Internet, demand for Internet advertising, seasonal trends in advertising sales, the advertising budgeting cycles of individual advertisers, capital expenditures and other costs relating to the expansion of operations, the introduction of new products or services by the Company or its competitors, the mix of the services sold and the channels through which those services are sold and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. The Company also expects that, in the future, it may experience seasonality in its business, with advertising impressions (and therefore revenues) being somewhat lower during the summer months, when usage of the Company's products and services may be expected to decline. Due to all of the foregoing factors, it is possible that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  Developing Market; Unproven Acceptance of the Company's Products and Services; Uncertain Adoption of the Internet as an Advertising Medium. The market for the Company's products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for use on the Internet. The Company's market is highly dependent upon the increased use of the Internet for information publication, distribution and commerce, and on the development of the Internet as an advertising medium. The Company's future operating results will depend upon the emergence of the Internet advertising market, the successful implementation of the Company's advertising program and its ability to establish licensing relationships with leading Internet businesses. There can be no assurance, however, that the Internet advertising market will develop as an attractive and sustainable medium, that the Company will achieve market acceptance of its products and services or that the Company will be able to execute its business plan successfully. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry is young and has few proven products. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, quality of service and acceptance of advertising) remain unresolved and may impact the growth of Internet use or the placement of advertisements on the Internet. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an attractive medium for advertising, the Company's business, results of operations and financial condition will be materially adversely affected.

  Because the market for the Company's products and services is new and evolving, it is difficult to predict the size of this market and growth rate, if any. There can be no assurance that the market for the Company's products and services will develop or that demand for the Company's products or services will emerge or become sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--Industry Background."

  Reliance on Advertising Revenues. The Company derives substantially all of its revenues from the sale of advertisements on its Web pages. For the fiscal year ended July 31, 1996, advertising revenues represented approximately 85% of the Company's total revenues. The Company's strategy is to continue to develop advertising and other methods of generating revenues through the use of its products and services. The Company is in the early stages of licensing its products and technology and in implementing its advertising program. The Company's ability to generate significant advertising revenues will depend, among other things, on advertisers' acceptance of the Internet as an attractive and sustainable medium, the development of a large base of users of the Company's products and services possessing demographic characteristics attractive to advertisers and the expansion of the Company's advertising sales force. In addition, there is fluid and intense competition in the sale of advertising on the Internet, resulting in a wide range of rates quoted by different vendors for a variety of advertising services which makes it difficult to project future levels of advertising revenues which will be realized generally or by any specific Company. Further, significant and consistent investment on the Internet by many advertisers is dependent upon validation that the Internet is an effective advertising medium, which validation has not yet occurred and which is essential to the achievement of steady and predictable advertising revenues. See "Business--Industry Background" and "Business--Advertising Sales and Services."

  Dependence on Third Party Relationships. The Company is dependent on a number of third party relationships to create traffic on the Company's Web sites and consequently generate revenues. These relationships include arrangements relating to the positioning of the Company's products and services on Web browsers such as that offered by Netscape and license agreements. In April 1996, the Company entered into a one-year "Premier Provider" Agreement with Netscape pursuant to which the Company was designated one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of this Agreement, the Company is obligated to make installment payments totaling $5 million over the term of the Agreement. For the fiscal year ended July 31, 1996, a significant portion of the traffic to the Company's Web sites was derived through the Netscape browser. The Company cannot anticipate the impact on its traffic of any changes Netscape may make to its service or browser or the effect on advertising revenues that may be generated from such traffic. The termination of the Company's relationship with Netscape could significantly reduce the traffic on the Company's Web sites.

  The Company is dependent on its license arrangements with Internet and online service providers such as AT&T, CompuServe, Focus Online (Germany) and Swedish Post. The Company is also dependent on Web site operators that provide links to the Company's Web sites. Although the Company views these relationships as important direct and indirect factors in the generation of revenues, most of the Company's arrangements do not require future minimum commitments to use the Company's services or to provide access or links to the Company's products or services, are not exclusive and generally have a term of one to three years. In addition, there can be no assurance that the Company's licensees regard their relationship with the Company as important to their own respective businesses and operations, that they will not re-assess their commitment to the Company's products or services at any time in the future or that they will not develop their own competitive products or services. There can be no assurance that the Company's existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenues for the Company. Failure of one or more of the Company's license relationships to achieve or maintain market acceptance or commercial success or the termination of one or more successful license relationships could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, the termination of the Company's position on a Web browser or the grant to a competitor of an exclusive arrangement with respect to positioning on a Web browser would significantly reduce traffic on the Company's Web sites which would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Licensing of Products and Technology."

  Intense Competition. The market for Internet products and services is highly competitive. In addition, the market for Internet advertising is intensely competitive. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company believes that the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. The primary competitors of the Company's products and services are other Internet catalog, directory and review services, including America Online's Web Crawler, Excite Inc., Digital Equipment Corporation's Alta Vista, Infoseek Corporation, Open Text Corporation and Yahoo! Corporation. In addition, the Company competes with metasearch services that allow a user to search the databases of several catalogs and directories simultaneously. The Company also competes indirectly with database vendors that offer information search and retrieval capabilities with their core database products. In the future, the Company may encounter competition from providers of Web browser software and other Internet products and services that incorporate search and retrieval features into their offerings. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. The Company may also be adversely affected by competition from licensees of its products and technology. There can be no assurance that the Company's competitors will not develop Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. Moreover, a number of the Company's current advertising customers, licensees and partners have also established relationships with certain of the Company's competitors, and future advertising customers, licensees and partners may establish similar relationships. The Company may also compete with online services and other Web site operators as well as traditional offline media such as print and television for a share of advertisers' total advertising budgets. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Competition."

  Management of Growth; Need to Establish Infrastructure; Additional Personnel. The rapid execution necessary for the Company to successfully offer its products and services and implement its business plan in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial and operational resources. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. Further, the Company will be required to manage multiple relationships with various customers and other third parties. There can be no assurance that the Company has made adequate allowances for the costs and risks associated with this expansion and transition, that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to successfully offer the Company's products and services and implement its business plan. The Company's future operating results will also depend on its ability to expand its advertising sales and business development organizations and expand its support organization commensurate with the growth of its business. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--Employees."

  Risks Associated with International Expansion. International sales accounted for approximately 7.3% of the Company's revenues for the fiscal year ended July 31, 1996. As part of its business strategy, the Company is seeking opportunities to expand its products and services into international markets. The Company believes that such expansion is important to the Company's ability to continue to grow and to market its products and services. In marketing its products and services internationally, however, the Company will face new competitors. In addition, the ability of the Company to enter the international markets will be dependent upon the Company's ability to create localized versions of its products and services. There can be no assurance that the Company will be successful in creating localized versions of its products and services or marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. To date, the Company has limited experience in marketing and distributing its products internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, operating results and financial condition.

  Dependence on the Internet. The use of the Company's products and services will depend in large part upon the development of an infrastructure for providing Internet access and services. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols (for example, the next-generation Internet Protocol) to handle increased levels of Internet activity, or due to increased governmental regulation. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace for products and services such as those offered by the Company. In particular, the Internet is an unproven medium for paid advertising sponsorship of services such as the Company's. If the necessary infrastructure or complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--Industry Background."

  Risk of Capacity Constraints and System Failure Relating to the Lycos Products and Services. A key element of the Company's strategy is to generate a high volume of traffic to its products and services, which the Company makes available free of charge to users of the Internet. Accordingly, the performance of the Company's products and services is critical to the Company's reputation, its ability to attract advertisers to the Company's Web sites and market acceptance of these products and services. Any system failure that causes interruptions in the availability or increases response time of the Company's products and services would result in less traffic to the Company's Web sites and, if sustained or repeated, would reduce the attractiveness of the Company's products and services to advertisers and licensees. An increase in the volume of searches conducted through the Company's products and services could strain the capacity of the software or hardware deployed by the Company or the capacity of the Company's network infrastructure, which could lead to slower response time or system failures. Any failure to expand the capacity of the Company's hardware or network infrastructure on a timely basis or on commercially reasonable terms could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, as the number of Web pages and users increase, there can be no assurance that the Company's products and services will be able to scale proportionately. The Company is also dependent upon Web browsers and Internet and online service providers for access to its products and services and users have experienced difficulties due to system failures unrelated to the Company's systems, products and services. The Company is also dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment and services used to provide its products and services. Substantially all of the Company's hardware operations are located at its computer facility located in Pittsburgh, Pennsylvania. There can be no assurance that a system failure at this location would not adversely affect the performance of the Company's products and services. This system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have a disaster recovery plan. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to users of the Company's products and services. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Properties."

  Technological Change and New Products. The market for Internet products and services is characterized by rapidly changing technology, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new Internet products in the near future. The Company's future success will depend in significant part on its ability to continually improve the performance, features and reliability of the Lycos Catalog in response to both evolving demands of the marketplace and competitive product offerings, and there can be no assurance that the Company will be successful in doing so. In addition, a key element of the Company's business strategy is the development, introduction and integration of new products that capitalize on the increasing use of the Internet. There can be no assurance that the Company will be successful in developing or integrating such products or services or that such products and services will meet with market acceptance. In addition, new product releases by the Company, whether improved versions of the Lycos Catalog or introductions of new products, may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and viewer support and adversely affecting the use of the Company's products and services and, consequently, the Company's business, results of operations or financial condition. See "Business--Research and Product Development."

  Dependence on Key Personnel. The Company's performance is substantially dependent on the performance of its executive officers and key employees, all of whom have worked together for only a short period of time. The Company does not have in place key person life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations or financial condition of the Company. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, results of operations or financial condition. See "Business--Employees."

  Government Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as privacy, copyrights, obscene or indecent communications and the pricing, characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business, expose the Company to significant liabilities associated with content available on or through its products and services or otherwise have an adverse effect on the Company's business, results of operations or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Any such new legislation or regulation could have a material adverse effect on the Company's business, results of operations or financial condition.

  Liability for Information Retrieved from the Internet. Because materials may be downloaded by the online or Internet services operated or facilitated by the Company or the Internet access providers with which it has a relationship and be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials, including claims based on the Company providing access to obscene, lascivious or indecent information. Such claims have been brought, and sometimes successfully pressed, against online services in the past. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type, or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
 PART I.  FINANCIAL INFORMATION
 Item 1   Consolidated Financial Statements:
          Independent Auditors' Report...................................   27
          Consolidated Balance Sheets July 31, 1996 and July 31, 1995....   28
          Consolidated Statements of Operations Year ended July 31, 1996 and the period from inception (June 1, 1995) to July 31,
           1995..........................................................   29
          Consolidated Statements of Stockholders' Equity................   30
          Consolidated Statements of Cash Flows Year ended July 31, 1996 and the period from inception (June 1, 1995) to July 31,
           1995..........................................................   31
          Notes to Consolidated Financial Statements.....................   32
 PART II. FINANCIAL STATEMENT SCHEDULES

  All schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Lycos, Inc.:

  We have audited the accompanying consolidated balance sheets of Lycos, Inc. and subsidiary as of July 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended July 31, 1996 and for the period from inception (June 1, 1995) to July 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used for significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lycos, Inc. and subsidiary at July 31, 1996 and July 31, 1995 and the results of their operations and their cash flows for the year ended July 31, 1996 and for the period from inception (June 1, 1995) to July 31, 1995, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Boston, Massachusetts
September 3, 1996

                                  LYCOS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                        JULY 31,     JULY 31,
                                                          1996         1995
                                                       -----------  ----------
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $44,142,187  $  446,447
  Accounts receivable, less allowance for doubtful
   accounts of $200,000 at July 31, 1996..............   3,293,925       5,000
  License fee receivable..............................   1,032,405         --
  Prepaid expenses....................................     981,711         --
                                                       -----------  ----------
    Total currrent assets.............................  49,450,228     451,447
                                                       -----------  ----------
Property and equipment, less accumulated
 depreciation.........................................   1,405,768      77,708
Long-term license fees receivable.....................     951,816         --
License agreement, net................................   1,513,466     787,500
Goodwill, net.........................................     171,682         --
Other assets..........................................     167,615         --
                                                       -----------  ----------
    Total assets...................................... $53,660,575  $1,316,655
                                                       ===========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................... $ 2,741,879  $   44,074
  Accured expenses....................................   1,746,418       6,355
  Deferred revenues...................................   3,148,422         --
  Billings in excess of revenues......................   1,402,432         --
  Due to related parties..............................     437,267      71,607
                                                       -----------  ----------
    Total current liabilities.........................   9,476,418     122,036
                                                       -----------  ----------
Deferred income taxes.................................      78,000      50,000
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized, none issued or outstanding.............         --          --
  Common stock, $.01 par value; 40,000000 shares
   authorized, 13,792,896 shares at July 31, 1996 and
   10,000,000 shares at July 31, 1995 issued and
   outstanding........................................     137,929     100,000
  Additional paid-in capital..........................  49,537,608   1,237,000
  Deferred compensation...............................    (376,161)    (87,000)
  Accumulated deficit.................................  (5,193,219)   (105,381)
                                                       -----------  ----------
    Total stockholders' equity........................  44,106,157   1,144,619
                                                       -----------  ----------
Commitments
    Total liabilities and stockholders' equity........ $53,660,575  $1,316,655
                                                       ===========  ==========

          See accompanying notes to consolidated financial statements.

                                   LYCOS, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEAR        INCEPTION
                                                        ENDED     (JUNE 1, 1995)
                                                      JULY 31,     TO JULY 31,
                                                        1996           1995
                                                     -----------  --------------
REVENUES:
  Advertising....................................... $ 4,478,474    $      --
  License and product...............................     778,753         5,000
                                                     -----------    ----------
    Total revenues..................................   5,257,227         5,000
Cost of revenues....................................   4,752,621        27,576
                                                     -----------    ----------
    Gross profit....................................     504,606       (22,576)
Operating expenses:
  Research and development..........................     906,591        15,940
  In process research and development...............     452,000           --
  Sales and marketing...............................   3,221,576        29,530
  General and administrative........................   1,726,646        37,335
                                                     -----------    ----------
    Total operating expenses........................   6,306,813        82,805
                                                     -----------    ----------
Operating loss......................................  (5,802,207)     (105,381)
Interest income, net................................     714,369           --
                                                     -----------    ----------
Net loss............................................ $(5,087,838)   $ (105,381)
                                                     ===========    ==========
Net loss per share.................................. $     (0.42)   $    (0.01)
                                                     ===========    ==========
Shares used in computing net loss per share.........  11,992,415    11,012,764
                                                     ===========    ==========


          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             COMMON STOCK     ADDITIONAL
                          -------------------   PAID-IN     DEFERRED   ACCUMULATED
                            SHARES    AMOUNT    CAPITAL   COMPENSATION   DEFICIT       TOTAL
                          ---------- -------- ----------- ------------ -----------  -----------
Issuance of common stock
 in connection with the
 formation of the
 Company................   8,000,000 $ 80,000 $   920,000  $     --    $       --   $ 1,000,000
Capital contribution
 related to License
 Agreement..............   2,000,000   20,000     230,000        --            --       250,000
Deferred compensation
 related to grant of
 stock options..........         --       --       87,000    (87,000)          --           --
Net loss................         --       --          --         --       (105,381)    (105,381)
                          ---------- -------- -----------  ---------   -----------  -----------
Balances at July 31,
 1995...................  10,000,000  100,000   1,237,000    (87,000)     (105,381)   1,144,619
Capital contribution....         --       --    1,000,000        --            --     1,000,000
Capital contribution
 related to License
 Agreement..............         --       --      250,000        --            --       250,000
Issuance of common stock
 in connection with
 acquisition of Point
 Communications.........     526,316    5,263     536,737        --            --       542,000
Issuance of common stock
 pursuant to certain
 preemptive rights......     131,580    1,316     327,634        --            --       328,950
Issuance of common stock
 in connection with
 Initial Public
 Offering, net of
 offering costs.........   3,135,000   31,350  45,662,732        --            --    45,694,082
Deferred compensation
 related to grant of
 stock options..........         --       --      523,505   (523,505)          --           --
Amortization of deferred
 compensation...........         --       --          --     234,344           --       234,344
Net loss................         --       --          --         --     (5,087,838)  (5,087,838)
                          ---------- -------- -----------  ---------   -----------  -----------
Balances at July 31,
 1996...................  13,792,896 $137,929 $49,537,608  $(376,161)  $(5,193,219) $44,106,157
                          ========== ======== ===========  =========   ===========  ===========


          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED       INCEPTION
                                                 JULY 31,    (JUNE 1, 1995) TO
                                                   1996        JULY 31, 1996
                                                -----------  -----------------
OPERATING ACTIVITIES
Net loss....................................... $(5,087,838)     $(105,381)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Amortization of deferred compensation........     234,344            --
  Depreciation and amortization................     642,218         13,817
  Allowance for doubtful accounts..............     200,000            --
  In process research and development expense..     452,000            --
Changes in operating assets and liabilities:
  Accounts receivable..........................  (3,454,950)        (5,000)
  License fees receivable......................  (1,984,221)           --
  Prepaid expenses.............................    (981,711)           --
  Other assets.................................    (167,615)           --
  Accounts payable.............................   2,600,071         44,074
  Accrued expenses.............................   1,735,693          6,355
  Deferred revenues............................   3,125,285            --
  Billings in excess of revenues...............   1,402,432            --
  Due to related parties.......................     295,660         71,607
  Deferred income taxes........................      28,000            --
                                                -----------      ---------
Net cash provided by (used in) operating
 activities....................................    (960,632)        25,472
                                                -----------      ---------
INVESTING ACTIVITIES
Purchase of property and equipment.............  (1,632,079)       (79,025)
Payments under License Agreement...............    (750,000)      (500,000)
Cash acquired through acquisition of Point
 Communications................................      17,137            --
                                                -----------      ---------
Cash used in investing activities..............  (2,364,942)      (579,025)
                                                -----------      ---------
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of
 issuance costs................................  46,021,314      1,000,000
Proceeds from capital contribution.............   1,000,000            --
                                                -----------      ---------
Net cash provided by financing activities......  47,021,314      1,000,000
                                                -----------      ---------
Increase in cash and cash equivalents..........  43,695,740        446,447
Cash and cash equivalents at beginning of
 year..........................................     446,447            --
                                                -----------      ---------
Cash and cash equivalents at end of period..... $44,142,187      $ 446,447
                                                -----------      ---------
Schedule of non-cash financing and investing
 activities:
  Issuance of common stock for License
   Agreement................................... $   300,000      $ 300,000
  Recognition of deferred tax liability related
   to License Agreement........................      50,000         50,000
  Assets and liabilities recognized upon
   acquisition of Point
    Communications.............................
    Accounts receivable........................      33,975
    Property and equipment.....................      47,496
    Goodwill...................................     186,633
    Accounts payable...........................      97,734
    Deferred revenues..........................      23,137
    Accrued expenses...........................       4,370
    Due to related parties.....................      70,000

          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 The Company

  Lycos, Inc. ("Lycos" or the "Company"), which operates in one industry segment, provides guides for finding information on the Internet's World Wide Web. The Company was formed in June 1995 by CMG@Ventures, L.P. ("CMG@Ventures") to license on an exclusive basis (with certain limited exceptions) from Carnegie Mellon University ("CMU" or the "Licensor") the Lycos Internet search and indexing technology (see Note 3).

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Point Communications Corporation ("Point Communications"), from the date of acquisition. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year end is July 31.

 Initial Public Offering

  On April 2, 1996, the Company completed an initial public offering of its common stock in which 3,000,000 shares of common stock were issued at a price of $16.00 per share. On April 12, 1996, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 135,000 shares of its common stock at a price of $16.00 per share.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents. At July 31, 1996, the Company had no investments with maturities greater than three months.

 Property and Equipment

  Property and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three to five years). Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

 Intangibles

  In connection with an acquisition accounted for as a purchase (see Note 4), the Company recorded goodwill based on the excess of the purchase price over the identifiable tangible and intangible net assets of the acquiree on the date of purchase. Goodwill is reported at cost, net of accumulated amortization, and is being amortized over its estimated useful life of five years.

  Licensed technology is being amortized on a straight-line basis over its five-year economic life.

 Revenue Recognition

  The Company's advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions for a fixed fee or on a per impression basis with an established minimum fee. Revenues from advertising are recognized as the services are performed.

  The Company's license and product revenues are derived principally from product licensing fees and fees from maintenance and support of its products. License and product revenues are generally recognized upon delivery provided that no significant Company obligations remain and collection of the receivable is probable. In

                                  LYCOS, INC.

cases where there are significant remaining obligations, the Company defers such revenue until those obligations are satisfied. Fees from maintenance and support of the Company's products including revenues bundled with the initial licensing fees are deferred and recognized ratably over the service period.

 Research and Development Costs

  Research and development expenditures are expensed as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

 Advertising Costs

  The Company expenses advertising production costs as incurred. Advertising expense was approximately $567,000 for the year ended July 31, 1996.

 Income Taxes

  The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Concentration of Credit Risk

  Substantially all of the Company's excess cash has been invested in highly liquid investments with maturities of three months or less with a major bank.

  The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable. The Company maintains allowances for credit losses and such losses have been within management's expectations. No single customer accounted for greater than 10% of total revenues during the year ended July 31, 1996.

  The Company's services are provided to customers in several industries primarily in North America. Sales to foreign customers for the year ended July 31, 1996 were approximately $385,000. Accounts receivable, license fees receivable and deferred revenue from foreign customers at July 31, 1996 were approximately $512,000, $534,000 and $1,075,000, respectively.

 Financial Instruments

  The recorded amounts of financial instruments approximate their fair market values.

 Per Share Amounts

  Net loss per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Pursuant to the Securities and Exchange Commission

                                  LYCOS, INC.

Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within twelve months of the filing date of the Company's initial public offering in April 1996 as if they were outstanding for all periods presented using the treasury stock method and the anticipated initial public offering price. Fully diluted and primary earnings per share are the same for all periods presented.

 Accounting for Impairment of Long-Lived Assets

  In accordance with Financial Accounting Standards Board Statement No. 121, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 License Fees Receivable

  License fees receivable are comprised of fees to be earned in the future on license agreements existing at the balance sheet date.

 Deferred Revenue

  Deferred revenue is comprised of license fees to be earned in the future on noncancelable license agreements existing at the balance sheet date.

2. PROPERTY AND EQUIPMENT

  Property and equipment, at cost, consist of the following:

                                                            JULY 31,   JULY 31,
                                                              1996       1995
                                                           ----------  --------
Computers and equipment................................... $1,495,481  $76,994
Furniture and fixtures....................................     79,290    2,032
Leasehold improvements....................................     89,644      --
Software..................................................     46,690      --
                                                           ----------  -------
                                                            1,711,105   79,026
Less accumulated depreciation and amortization............   (305,337)  (1,318)
                                                           ----------  -------
                                                           $1,405,768  $77,708
                                                           ==========  =======

3. LICENSE AGREEMENT

  In connection with the formation of the Company, the Company, CMU, CMG@Ventures and CMG Information Services, Inc. ("CMGI") entered into a license agreement ("License Agreement") pursuant to which CMU granted the Company a perpetual, exclusive (with certain limited exceptions), worldwide license to use the Lycos Internet search and indexing technology and the Lycos Catalog. The Company initially paid a $500,000 licensing fee and made additional payments equal to 50% of certain cash receipts, as defined, totaling an additional $750,000. All amounts due under the License Agreement were paid as of July 31, 1996. The

                                  LYCOS, INC.

Company also issued 2,000,000 shares of common stock in connection with this Agreement. Accumulated amortization under the License Agreement at July 31, 1996 and July 31, 1995 was $336,535 and $12,500, respectively.

4. ACQUISITION OF POINT COMMUNICATIONS CORPORATION

  On October 12, 1995, the Company acquired all of the outstanding shares of Point Communications, a development stage company involved in developing systems design and creating database software and the related database for purposes of reviewing and ranking sites on the Internet. In connection with such acquisition, accounted for as a purchase, the Company issued 526,316 shares valued at $542,000 (based on an independent valuation). The former owner of Point Communications also received an option to purchase an additional 343,248 shares at an exercise price of $2.00 per share. The option has a ten-year term and became vested upon the closing of the Company's initial public offering in April 1996.

  The purchase price was allocated as follows:

In process research and development.................................. $ 452,000
Goodwill.............................................................   186,000
Other assets, principally cash and receivables.......................    99,000
Liabilities assumed..................................................  (195,000)
                                                                      ---------
                                                                      $ 542,000
                                                                      =========

  Purchased research and development expensed at the time of acquisition represents the estimated current fair value (using the Cost-to-Create valuation method) of a specifically identifiable project under development which did not meet the accounting criteria for capitalization. Accumulated amortization on goodwill was $14,951 at July 31, 1996. The unaudited pro forma operating results assuming the acquisition took place at the Company's inception date (June 1, 1995) are presented below. The operating results of Point Communications during the year ended July 31, 1996 reflect the operating results of Point Communications through October 12, 1995, the date of acquisition.

YEAR ENDED JULY 31, 1996                           LYCOS     POINT    COMBINED
------------------------                        ----------- -------- -----------
Revenues....................................... $ 5,257,227 $ 35,517 $ 5,292,744
Operating expenses.............................  10,345,065  166,442  10,511,507
                                                ----------- -------- -----------
Net loss....................................... $ 5,087,838 $130,925 $ 5,218,763
                                                =========== ======== ===========
INCEPTION TO JULY 31, 1995
--------------------------
Revenues....................................... $     5,000      --  $     5,000
Operating expenses.............................     110,381   71,937     182,318
                                                ----------- -------- -----------
Net loss....................................... $   105,381 $ 71,937 $   177,318
                                                =========== ======== ===========
  Total assets................................. $ 1,316,655 $ 49,636 $ 1,366,291
                                                =========== ======== ===========

5. BANK LINE OF CREDIT

  The Company has available a bank line of credit in the amount of $1,000,000. Borrowings under the line are secured by all of the Company's assets, excluding intellectual property, and bear interest at the bank's prime rate plus 0.5%. The line matures on June 1, 1997. As of July 31, 1996, there were no borrowings outstanding under this credit facility. The credit facility prohibits the Company from paying cash dividends on its common stock.

                                  LYCOS, INC.

6. COMMITMENTS

  The Company leases its facilities and certain other equipment under operating lease agreements expiring through 2001. Future noncancelable minimum payments as of July 31, 1996 under these leases for each fiscal year end are as follows:

      1997........................................................... $1,000,573
      1998...........................................................    971,570
      1999...........................................................    749,193
      2000...........................................................    174,708
      2001...........................................................     36,319
      Thereafter.....................................................        579
                                                                      ----------
                                                                      $2,932,942
                                                                      ==========

  Rent expense for the year ended July 31, 1996 was $318,500.

  In April 1996, the Company entered into a one year "Premier Provider" agreement ("the Agreement") with Netscape pursuant to which the Company was designated one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the Agreement, the Company is obligated to make installment payments totaling $5 million over the term of the Agreement. The Company recognizes the cost of this agreement ratably over the term of the agreement, thus, included in Cost of revenues for the year ended July 31, 1996 is the pro-rated portion of the contract since the service commenced in April 1996.

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

7. STOCKHOLDERS' EQUITY

 1995 Stock Option Plan

  During 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") under which nonqualified stock options to purchase common stock may be granted to officers and other key employees. Under the Plan, options to purchase 1,000,000 shares of common stock may be granted at an exercise price determined by the Board of Directors. Options granted are exercisable in five equal installments beginning one year after date of grant, except that the vesting of certain options are subject to acceleration upon the occurrence of certain events. Options under the 1995 Plan expire six years from date of grant.

  A summary of option activity under the 1995 Stock Option Plan is as follows:

                                                          SHARES      PRICE
                                                         --------  ------------
Outstanding at June 1, 1995.............................      --       --
  Granted...............................................  560,000     $0.01
  Terminated............................................      --       --
                                                         --------
Outstanding at July 31, 1995............................  560,000      0.01
  Granted...............................................  589,776   0.01-16.00
  Terminated............................................ (195,304)  0.01- 9.60
                                                         --------
Outstanding at July 31, 1996............................  954,472  $0.01-$16.00
                                                         ========
Exercisable at July 31, 1996............................  197,920  $0.01-$ 9.60
                                                         ========

                                  LYCOS, INC.

  Pursuant to the License Agreement, CMG@Ventures has agreed to sell to the Company a number of shares of common stock equal to the shares issuable upon exercise of options granted under the 1995 Plan and the 1996 Plan (as defined below) prior to the initial public offering at a price equal to the exercise price of the options as such options are exercised.

  The Company has recorded deferred compensation expense of $610,505 for the difference between the grant price and the estimated fair value (determined by independent valuations or by reference to third party transactions) of certain of the Company's stock options granted. This amount is being amortized over the vesting period of the individual options on a straight-line basis, determined separately for each portion of the options that vest in each year. Deferred compensation expense recognized for the year ended July 31, 1996 was approximately $234,000.

 1996 Stock Option Plan

  On February 2, 1996, the 1996 Stock Option Plan (the "1996 Plan") was adopted by the Board of Directors. A maximum of 1,000,000 shares of common stock may be issued pursuant to the 1996 Plan upon exercise of options. Under the 1996 Plan, incentive stock options may be granted to employees and officers of the Company and non-qualified stock options may be granted to consultants, employees and officers of the Company. The exercise price of such incentive stock options cannot be less than the fair market value of the common stock on the date of grant, or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company. The Compensation Committee of the Board of Directors has the authority to select optionees and to determine the terms of the options granted. Options under the 1996 Plan expire ten years from the date of grant.

  A summary of option activity under the 1996 Stock Option Plan is as follows:

                                                          SHARES       PRICE
                                                          -------  -------------
Outstanding at July 31, 1995.............................     --        --
  Granted................................................ 120,750  $ 6.00-$17.75
  Terminated............................................. (31,000)  13.00- 17.00
                                                          -------  -------------
Outstanding at July 31, 1996.............................  89,750  $ 6.00-$17.75
                                                          =======  =============
Exercisable at July 31, 1996.............................     --        --
                                                          =======  =============

 1996 Employee Stock Purchase Plan

  On February 2, 1996, the 1996 Employee Stock Purchase Plan (the "1996 Purchase Plan") was adopted by the Company's Board of Directors. The 1996 Purchase Plan authorizes the issuance of a maximum of 250,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The 1996 Purchase Plan is administered by the Compensation Committee of the Board of Directors. All employees of the Company are eligible to participate in the 1996 Purchase Plan. Employees who own 5% or more of the Company's stock and directors who are not employees of the Company may not participate in this plan. Employees elect to have deducted from 1%-10% of their base compensation. The exercise price for the option is the lesser of 85% of the fair market value of the common stock on the first or last business day of the purchase period (6 months). An employee's rights under the 1996 Purchase Plan terminate upon his or her voluntary withdrawal from the Plan at any time or upon termination of employment.

 1996 Non-Employee Director Stock Option Plan

  On February 2, 1996, the 1996 Non-Employee Director Stock Option Plan (the "Director Plan") was approved by the Board of Directors. The Director Plan authorizes the issuance of a maximum of 100,000 shares of common stock.

  The Director Plan is administered by the Board of Directors. Under the Director Plan each non-employee director first elected to the Board of Directors after the completion of an initial public offering will receive an

                                  LYCOS, INC.

option for 10,000 shares on the date of his or her election. The exercise price per share for all options granted under the Director Plan will be equal to the fair market value of the common stock as of the date of grant. All options vest in three equal installments beginning on the first anniversary of the date of grant. Options under the Director Plan will expire 10 years from the date of grant and are exercisable only while the optionee is serving as a director of the Company. As of July 31, 1996, 10,000 options had been granted and remained outstanding under the plan. No options were exercisable as of July 31, 1996.

  In September 1996 the Company canceled 84,732 options previously granted to employees under the 1995 Plan and 1996 Plan at various exercise prices and granted an equivalent number of additional options to those same employees pursuant to the 1996 Plan at an exercise price of $9.60 per share.

  In September 1996, the Company also granted an additional 350,000 options to employees at an exercise price of $11.13 per share pursuant to the 1996 Plan.

8. INCOME TAXES

  As of July 31, 1996, the Company had approximately $5.1 million in Federal and state net operating loss carryforwards. Of this amount, approximately $380,000 relates to the acquisition of Point Communications and will reduce goodwill when utilized. The Federal net operating losses will expire beginning in 2010 if not utilized. The state net operating losses will expire beginning in 2000 if not utilized.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and those used for income tax purposes. As of July 31, 1996, the Company had deferred tax assets of $2.2 million which relate primarily to the net operating loss carryforward which has been offset in total by a valuation allowance. The Company's deferred tax liability relates solely to the difference in bases of acquired assets.

  A portion or all of net operating loss carryforwards which can be utilized in any year may be limited by changes in ownership of the Company, pursuant to
Section 382 of the Internal Revenue Code and similar statutes.

9. RELATED PARTY TRANSACTIONS

  CMGI has provided the Company with accounting, systems and related services for which $48,000 in fees were charged at estimated fair market value in the year ended July 31, 1996. The Company has also purchased certain employee benefits (including 401(k) plan participation by employees of the Company) and insurance (including property and casualty insurance) through CMGI and CMGI has guaranteed the Company's obligations under a lease for office space used for research and development, sales and service operations. Amounts due CMGI are included in due to related parties on the consolidated balance sheets. Also included in due to related parties are amounts due for reimbursement of administrative expenses and computer equipment purchased on the Company's behalf by Carnegie Mellon University.

  Concurrent with its formation, the Company entered into a consulting agreement with Dr. Michael L. Mauldin, who has subsequently became an employee of the Company, with respect to the licensed technology. Total payments under the consulting agreement, all in the period from inception (June 1, 1995) to July 31, 1995, was $15,900 and are categorized as research and development in the accompanying statements of operations.

  In addition to amounts paid to CMU in connection with the License Agreement (see Note 3), the Company was also required to pay to CMU an additional $525,000 pursuant to two licenses granted by CMU which were assigned to the Company. As of July 31, 1996, the Company had paid an aggregate of $200,000 to CMU pursuant to these licenses.

  The Company has entered into strategic business partnerships with companies under common control by CMG@Ventures. As of July 31, 1996, transactions pursuant to these strategic business partnerships were not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on December 18, 1996. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401 (b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules

  The Financial Statements and Schedules filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1996.

  (c) List of Exhibits.

     EXHIBIT
     NUMBER                       DESCRIPTION OF EXHIBIT
     -------                      ----------------------
       2.1*  Agreement and Plan of Reorganization between the Company, Point
             Acquisition Corporation, Point Communications Corporation, and
             Christopher Kitze, dated October 12, 1995.
       2.2*  Agreement of Merger between Point Acquisition Corporation and
             Point Communications Corporation, dated October 12, 1995
       3.1*  Certificate of Incorporation of the Company, as amended.
       3.2*  Form of Restated Certificate of Incorporation of the Company.
       3.3*  By-Laws of the Company, as amended.
       3.4*  Form of By-Laws of the Company, as amended and restated.
       4.1*  Specimen stock certificate representing the shares of Common
             Stock.
      10.1*  Subscription Agreement between the Company and CMG@Ventures, dated June 16, 1995.
      10.2*  Subscription Agreement between the Company and CMU, dated June
             16, 1995.
      10.3*  Subscription Agreement between the Company and Dr. Mauldin, dated June 16, 1995.
      10.4*  Subscription Agreement between the Company and Dr. Mauldin, dated February 9, 1996.
      10.5*  Subscription Agreement between the Company and CMU, dated
             February 9, 1996.
      10.6*  License Agreement among CMU, CMGI, CMG@Ventures, and the
             Company, dated June 16, 1995, as amended.
      10.7*  Amendment and Waiver to License Agreement among CMU, CMGI,
             CMG@Ventures, the Company and Dr. Mauldin, dated February 9,
             1996.

     EXHIBIT
     NUMBER                       DESCRIPTION OF EXHIBIT
     -------                      ----------------------
     10.10*  Stockholders' Agreement between the Company and Christopher
             Kitze, dated October 12, 1995.
     10.11*  Right of First Refusal Agreement between the Company and
             Christopher Kitze, dated October 12, 1995.
     10.12*  Registration Rights Agreement among the Company, CMU,
             CMG@Ventures, the Company and Dr. Mauldin, dated February 9,
             1996.
     10.13*  Consulting, Non-Compete, Invention and Non-Disclosure Agreement
             between the Company and Dr. Mauldin, dated June 16, 1995.
     10.14*  Non-Competition, Non-Disclosure and Developments Agreement
             between Point Communications Corporation and Christopher Kitze,
             dated October 12, 1995.
     10.15*  Letter Agreement between Robert J. Davis and the Company dated
             October 12, 1995.
     10.16*  Lycos, Inc. 1995 Stock Option Plan.
     10.17*  Lycos, Inc. 1996 Stock Option Plan
     10.18*  Lycos, Inc. 1996 Non-Employee Director Stock Option Plan.
     10.19*  Lycos, Inc. 1996 Employee Stock Purchase Plan.
     10.20*  Option Agreement between the Company and Christopher Kitze, dated October 12, 1995.
     10.21*  Option Agreement between the Company and Dr. Mauldin, dated
             February 9, 1996.
     10.22*  Option Agreement between the Company and CMU, dated February 9,
             1996.
     10.23*  Letter Agreement between Fleet Bank of Massachusetts, N.A. and the Company, dated January 31, 1996.
     10.24*  Office lease between Everett Realty Company and Point
             Communications, dated July 13, 1995.
     10.25*  Office lease between Rosewood III Associates, L.P. and the
             Company, dated August 29, 1995, as amended.
     10.26*  Office lease between Wilpen, Inc. and the Company dated October
             19, 1995.
     10.27*  Form of Indemnity Agreement.
     10.28*  Amendment to License Agreement among CMU, CMGI and the Company, dated March 4, 1996.
     10.29** Agreement between the Company and Netscape Communications
             Corporation
     11.1    Computation of Shares Used in Computing Net Loss Per Share.
     21.1*   Subsidiaries of the Company.
     23.1    Consent of KPMG Peat Marwick LLP.

--------
 * Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-1354).
** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Lycos, Inc.

                                                    /s/ Robert J. Davis
                                          By: _________________________________
                                               ROBERT J. DAVIS PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                                    EXECUTIVE OFFICER)

Date: October 28, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON ITS BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


              SIGNATURE                        TITLE                 DATE

         /s/ Robert J. Davis           President, Chief          October 28,
-------------------------------------   Executive Officer,           1996
           ROBERT J. DAVIS              (Principal
                                        Executive Officer),
                                        and Director

        /s/ Edward M. Philip           Chief Financial           October 28,
-------------------------------------   Officer (Principal           1996
          EDWARD M. PHILIP              Financial and
                                        Accounting Officer)

       /s/ David S. Wetherell          Director                  October 28,
-------------------------------------                                1996
         DAVID S. WETHERELL

         /s/ Daniel J. Nova            Director                  October 28,
-------------------------------------                                1996
           DANIEL J. NOVA

      /s/ John J. Connors, Jr.         Director                  October 28,
-------------------------------------                                1996
        JOHN J. CONNORS, JR.