Form 10-K/A
period 1996-07-31
LYCOS INC
filed 1996-11-27
CIK 1007992

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     This Amendment reflects the amendment to Item 14(c) of the Registrant's Annual Report on Form 10-K to include the Financial Data Schedule for the period ending July 31, 1996 as Exhibit 27.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LYCOS, INC.


                                       By:  /s/ Edward M. Philip
                                          -----------------------------
                                          Name: Edward M. Philip
                                          Chief Financial Officer
                                          (Principal Financial Officer)

Dated: November 27, 1996