Form 10-Q
period 1996-10-31
LYCOS INC
filed 1996-12-16
CIK 1007992

================================================================================
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended October 31, 1996

                        Commission File Number 0-27830

                                  -----------

                                  LYCOS, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                                04-3277338
(State or other jurisdiction of incorporation (IRS Employer Indentification No.) or organization)

           293 Boston Post Road West, Marlboro, Massachusetts 01752 (Address of principal executive offices, including Zip Code)

                                (508)-229-0717
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


The number of shares outstanding of the registrant's Common Stock as of
December 13, 1996 was 13,792,896
--------------------------------------------------------------------------------
================================================================================

                                  LYCOS, INC.

                                     INDEX

                                                                            Page
                                                                            ----

Part I.         Financial Information

Item 1          Consolidated Financial Statements:

                Consolidated Balance Sheets
                 October 31, 1996 and July 31, 1996............................3

                Consolidated Statements of Operations
                 Three months ended October 31, 1996 and 1995..................4

                Consolidated Statements of Cash Flows
                 Three months ended October 31, 1996 and 1995..................5

                Notes to Consolidated Financial Statements.....................7

Items 2         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.....................................9

Part II.        Other Information

Item 1          Legal Proceedings.............................................12

Item 2          Changes in Securities.........................................12

Item 3          Defaults Upon Senior Securities...............................12

Item 4          Submission of Matters to a Vote of Securities Holders.........12

Item 5          Other Information.............................................12

Item 6          Exhibits and Reports on Form 8-K..............................12

                Signature.....................................................13

                                  LYCOS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                 October 31,            July 31,
                                                                                     1996                 1996
                                                                                -------------         -------------
Assets
Current assets:
  Cash and cash equivalents                                                     $  41,341,678         $  44,142,187
  Accounts receivable, less allowance for doubtful accounts of
    $260,000 at October 31, 1996 and $200,000 at July 31, 1996                      3,107,253             3,293,925
  License fee receivable                                                            1,274,479             1,032,405
  Prepaid expenses                                                                  1,043,461               981,711
                                                                                -------------         -------------
        Total current assets                                                       46,766,871            49,450,228
                                                                                -------------         -------------

Property and equipment, less accumulated depreciation                               1,853,547             1,405,768
Long-term license fees receivable                                                     426,953               951,816
License agreement, net                                                              1,416,010             1,513,466
Goodwill, net                                                                         167,017               171,682
Other assets                                                                           35,614               167,615
                                                                                -------------         -------------
        Total assets                                                            $  50,666,012         $  53,660,575
                                                                                =============         =============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                              $   1,985,365         $   2,741,879
  Accrued expenses                                                                  2,939,682             1,746,418
  Deferred revenues                                                                 2,239,956             3,148,422
  Billings in excess of revenues                                                    1,801,057             1,402,432
  Due to related parties                                                              237,457               437,267
                                                                                -------------         -------------
        Total current liabilities                                                   9,203,517             9,476,418
                                                                                -------------         -------------

Deferred taxes                                                                         71,667                78,000

Stockholders' equity:
  Common stock, $.01 par value                                                        137,929               137,929
  Additional paid-in capital                                                       49,537,608            49,537,608
  Deferred compensation                                                              (332,498)             (376,161)
  Accumulated deficit                                                              (7,952,211)           (5,193,219)
                                                                                -------------         -------------
        Total stockholders' equity                                                 41,390,828            44,106,157
                                                                                -------------         -------------

Commitments and contingencies

        Total liabilities and stockholders' equity                              $  50,666,012         $  53,660,575
                                                                                =============         =============

          See accompanying notes to consolidated financial statements

                                  LYCOS, INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months    Three Months
                                                   Ended           Ended
                                                 October 31,     October 31,
                                                    1996            1995
                                                ------------    -------------
Revenues:
 Advertising                                    $ 3,102,127      $   190,041
 License and product                                560,859           25,000
                                               -------------    -------------
     Total revenues                               3,662,986          215,041

Cost of revenues                                  2,088,183          183,946
                                               -------------    -------------
     Gross profit                                 1,574,803           31,095

Operating expenses:
 Research and development                           967,188           30,491
 Sales and marketing                              3,368,209          131,518
 General and administrative                         580,723          152,980
                                               -------------    -------------
Total operating expenses                          4,916,120          314,989
                                               -------------    -------------
Operating loss                                   (3,341,317)        (283,894)

Interest income, net                                582,325            4,381
                                               -------------    -------------

Net loss                                       ($ 2,758,992)    ($   279,513)
                                               =============    =============

Net loss per share                                 ($  0.20)         ($ 0.03)
                                               =============    =============

Shares used in computing net loss per share      13,792,896       11,012,764
                                               =============    =============

          See accompanying notes to consolidated financial statements

                                  LYCOS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Three Months         Three Months
                                                                                  Ended                Ended
                                                                                October 31,          October 31,
                                                                                   1996                 1995
                                                                             ----------------     ----------------
Operating activities
Net loss                                                                      ($  2,758,992)         ($  279,513)
Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of deferred compensation                                            43,663                   -
    Depreciation and amortization                                                   273,683               13,624
    Allowance for doubtful accounts                                                  60,000                   -
Changes in operating assets and liabilities:
    Accounts receivable                                                             126,672             (132,247)
    License fees receivable                                                         282,789              (30,444)
    Prepaid expenses                                                                (61,750)             (20,592)
    Other assets                                                                    132,001              (70,035)
    Accounts payable                                                               (756,514)              84,942
    Accrued expenses                                                              1,193,264              299,570
    Deferred revenues                                                              (908,466)              40,367
    Billings in excess of revenues                                                  398,625                 -
    Due to related parties                                                         (199,810)             (46,944)
    Deferred income taxes                                                            (6,333)              50,000
                                                                             ----------------     ----------------
Net cash used in operating activities                                            (2,181,168)             (91,272)


Investing activities
Purchase of property and equipment                                                 (619,341)            (426,684)
Payments under License Agreement                                                         -               (15,118)
Cash acquired through acquisition of Point Communications                                -                17,137
                                                                             ----------------     ----------------
Net cash used in investing activities                                              (619,341)            (424,665)


Financing activities
Proceeds from capital contribution                                                       -             1,000,000
                                                                             ----------------     ----------------
Net cash provided by financing activities                                                -             1,000,000
                                                                             ----------------     ----------------

(Decrease) increase in cash and cash equivalents                                 (2,800,509)             484,063
Cash and cash equivalents at beginning of period                                 44,142,187              446,447
                                                                             ----------------     ----------------

Cash and cash equivalents at end of period                                     $ 41,341,678           $  930,510
                                                                             ================     ================

                                  LYCOS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)
                                  (Unaudited)

                                                                               Three Months         Three Months
                                                                                  Ended                Ended
                                                                                October 31,          October 31,
                                                                                   1996                 1995
                                                                             ----------------     ----------------
Schedule of non-cash financing and investing activities:
 Issuance of common stock for License Agreement                                                      $  300,000
 Recognition of deferred tax liability related to License Agreement                                      50,000
 Assets and liabilities recognized upon acquisition of Point
  Communications
    Accounts receivable                                                                                  33,975
    Property and equipment                                                                               47,496
    Goodwill                                                                                            186,633
    Accounts payable                                                                                     97,734
    Deferred revenues                                                                                    23,137
    Accrued expenses                                                                                      4,370
    Due to related parties                                                                               70,000


          See accompanying notes to consolidated financial statements

                                  LYCOS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The Company and Basis of Presentation

   Lycos, Inc. ("the Company") provides among the most widely used online navigational guides to the Internet's World Wide Web. The Company was formed in June 1995 by CMG@Ventures, L.P., a wholly-owned subsidiary of CMG Information Services. The Company operates in one industry segment, selling advertising on its Web sites and licensing its technology and products to customers in various industries worldwide. The Company's fiscal year end is July 31.

   The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
   Article 10 of Regulation S-X. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Certain information and related footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2. Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less as cash equivalents, and those with maturities of greater than three months as short-term investments. At October 31, 1996, the Company had no investments with maturities of greater than three months.

3. Commitments

   In April 1996, the Company entered into a one year "Premier Provider" agreement ("the Agreement") with Netscape Communications Corporation ("Netscape") pursuant to which the Company was designated one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the Agreement, the Company is obligated to make installment payments totaling $5 million over the term of the Agreement. At October 31, 1996, the Company's remaining obligation under the terms of the Agreement totaled $1,500,000. The cost of the Agreement is recognized ratably over its term and therefore, $1,250,000 relating to the Agreement is included in "Cost of revenues" in the accompanying Consolidated Statements of Operations for the three months ended October 31, 1996.

                                  LYCOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (Unaudited)


3.  Commitments (continued)

    The Company leases its facilities and certain other equipment under operating agreements expiring through 2001. Future noncancelable minimum payments as of October 31, 1996 under these leases for each fiscal year end are as follows:


           1997                             $  1,090,016
           1998                                1,050,801
           1999                                  820,645
           2000                                  158,132
           2001                                   33,475
           Thereafter                                579
                                            ------------

                                            $  3,153,648
                                            ============


    The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position of the Company.

4.  Net Loss Per Share

    Net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the filing date as if they were outstanding for all periods presented using the treasury stock method. Common equivalent shares consist of shares issuable upon the exercise of stock options. Fully diluted net loss per share approximates primary net loss per share.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the "Factors Affecting the Company's Business, Operating Results and Financial Condition"
section included in the Company's 1996 Annual Report on Form 10-K.

Results of Operations

        Revenues Total revenues for the three months ended October 31, 1996 were $3.7 million versus $215,000 for the three months ended October 31, 1995, representing an increase of 1,603%. As of October 31, 1996, the Company had deferred revenues of $2.2 million attributable to license agreements for which there are significant obligations of the Company remaining, and billings in excess of revenues of $1.8 million, attributable to billings in excess of revenues on advertising contracts.

        Advertising revenues    Advertising revenues were $3.1 million for the
three months ended October 31, 1996, representing 85% of total revenues as compared to advertising revenues of $190,000 for the three months ended
October 31, 1995, which represented 88% of total revenues. Ten customers accounted for 38% of advertising revenues in the quarter ended October 31, 1996 as compared with ten customers which accounted for 96% of advertising revenues in the quarter ended October 31, 1995.

        The Company's advertising revenues are derived principally from the sale of advertising on its Internet web sites. Advertising contracts vary in duration from several days to five years. Advertising contracts are principally sold as either: (1) a "general rotation" contract under which a customer is guaranteed a minimum number of impressions; (2) a "key word" contract in which a customer purchases the right to specified words and the customer's advertisement is shown as those words are "searched"; or (3) a combination of general rotation and key word contracts.

        License and product revenues    License and product revenues were
$561,000 for the three months ended October 31, 1996, representing 15% of total revenues as compared to $25,000 for the three months ended October 31, 1995, representing 12% of total revenues. This increase is attributable primarily to the addition of over 20 new licensees, including, among others, AT&T, Bertelsmann's Telemedia, Compuserve, Simon & Shuster, Swedish Post and Xaxon.

        The Company licenses its products and technology generally in exchange for a license fee, maintenance fees for product updates and, where applicable, a share of the advertising revenues, subscription fees or product sales received by licensees. The Company's license agreements generally have terms of one to three years.

        Cost of revenues    Cost of revenues were $2.1 million for the quarter
ended October 31, 1996, representing 57% of total revenues, as compared to $184,000 in the quarter ended October 31, 1995, which represented 86% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing enhancement, maintenance and support of the Company's products and services, including compensation, consulting fees, equipment, networking and other related indirect costs. Cost of revenues also includes amortization costs associated with the Company's License Agreement with Carnegie Mellon University, as well as costs associated with the Company's "Premier Provider" agreement, as further described below.

        In April 1996, the Company entered into a one year "Premier Provider" agreement ("the Agreement") with Netscape Communications Corporation ("Netscape") pursuant to which the Company was designated one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the Agreement, the Company is obligated to make installment payments totaling $5 million over the term of the Agreement. The Company recognizes the cost of this agreement ratably over the term of the agreement. For the quarter ended October 31, 1996, Cost of revenues includes $1,250,000 attributable to the Agreement.

        Operating expenses

        Research and Development Research and development expenses were $967,000 for the three months ended October 31, 1996, representing 26% of total revenues versus $30,000 for the three months ended October 31, 1995, or 14% of total revenues. Research and development expenses consist primarily of equipment, depreciation, personnel costs and editorial costs. The overall increase in research and development spending was primarily due to increased staffing required to continue to develop and enhance the Company's product lines, including the Pictures and Sounds Catalog and City Guide which were released in September 1996. The Company expects to continue to commit substantial resources to research and development in the future.

        Sales and Marketing Sales and marketing expenses were $3.4 million for the three months ended October 31, 1996, representing 92% of total revenues versus $132,000 for the three months ended October 31, 1995, representing 61% of total revenues. The spending increases were due to the addition of sales and marketing personnel and expenses associated with the Company's expanded advertising, marketing and public relations campaigns. The Company plans to continue to build its sales force and promote its brand resulting in continued increases in sales and marketing expenses in future periods.

        General and Administrative General and administrative expenses were approximately $581,000 for the three months ended October 31, 1996, representing 16% of total revenues versus $153,000 for the three months ended October 31, 1995, representing 71% of total revenues. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel and increased costs for professional services.

        Interest Income, net Interest income, net, was approximately $582,000 for the three months ended October 31, 1996 versus $4,000 for the three months ended October 31, 1995. The increase is due primarily to the investment of proceeds received upon the closing of the Company's initial public offering in April 1996.

        Other factors which may affect future operations There are a number of business factors which singularly or combined may affect the Company's future operating results. These factors include, dependence on major customers, dependence on advertising revenues, dependence on the Internet, rapid technological change, competition and variability of quarterly results, which have been outlined in the Company's 1996 Annual Report on Form 10-K.

Liquidity and Capital Resources

        At October 31, 1996, the Company had cash and cash equivalents of $41.3 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper. At October 31, 1996, the Company also has available a bank revolving credit facility providing for borrowings up to $1.0 million which matures on June 1, 1997. As of October 31, 1996, there were no borrowings outstanding under this credit facility.

        The Company used cash from operations of $2.2 million in the three months ended October 31, 1996, due primarily to the net loss, as well as decreases in accounts payable and deferred revenues. The Company's primary investing activity in the three month period has been, and further expenditures are anticipated to be, for the purchase of computer and office equipment to support the Company's growth.

        From time to time the Company expects to evaluate the acquisition of products, businesses and technologies that complement the Company's business. Currently, however, the Company does not have any understandings, commitments or agreements with respect to any such material acquisitions.

        The Company believes that its existing cash and cash equivalents, together with borrowings available under the Company's credit facility, will be sufficient to meet the Company's cash requirements for at least the next twelve months.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 11: Statement of Computation of Net Loss Per Share herein included on page 14.

         (b) No reports on Form 8-K were filed during the three-month period ended October 31, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                LYCOS, INC.



Date:  December 13, 1996        By:/s/ Edward M. Philip
                                   -------------------------------
                                   Edward M. Philip
                                   Chief Operating Officer and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer,
                                   Authorized Officer)