Form 10-Q
period 1997-01-31
LYCOS INC
filed 1997-03-14
CIK 1007992

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

                         COMMISSION FILE NUMBER 0-27830

                                  -----------

                                  LYCOS, INC.
            (Exact name of registrant as specified in its charter)

         DELAWARE                                         04-3277338
(State or other jurisdiction                           (IRS Employer
    of incorporation                                   Identification No.)
    or organization)

        500 OLD CONNECTICUT PATH, FRAMINGHAM, MASSACHUSETTS 01701-4576
         (Address of principal executive offices, including Zip Code)

                                (508)-424-0400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    [X] Yes        [ ] No

     The number of shares outstanding of the registrant's Common Stock as of March 14, 1997 was 13,792,896.

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

        Consolidated Balance Sheets (unaudited)
           January 31, 1997 and July 31, 1996................................3

        Consolidated Statements of Operations (unaudited)
           Three and six months ended January 31, 1997 and 1996..............4

        Consolidated Statements of Cash Flows (unaudited)
           Six months ended January 31, 1997 and 1996........................5

        Notes to Consolidated Financial Statements (unaudited)...............7

Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................9

PART II.   OTHER INFORMATION

Item 1  Legal Proceedings...................................................12

Item 2  Changes in Securities...............................................12

Item 3  Defaults Upon Senior Securities.....................................12

Item 4  Submission of Matters to a Vote of Securities Holders...............12

Item 5  Other Information...................................................12

Item 6  Exhibits and Reports on Form 8-K....................................12

        SIGNATURE...........................................................13

                                   LYCOS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        JANUARY 31,                 JULY 31,
                                                                                            1997                      1996
                                                                                     -------------------        ------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                            $   38,466,905             $   44,142,187
   Accounts receivable, less allowance for doubtful accounts of $329,000 at
      January 31, 1997 and $200,000 at July 31, 1996                                         3,005,269                  3,293,925
   License fees receivable                                                                   4,766,476                  1,032,405
   Prepaid expenses                                                                          1,425,332                    981,711
                                                                                     -------------------        ------------------
                 Total currrent assets                                                      47,663,982                 49,450,228
                                                                                     -------------------        ------------------

Property and equipment, less accumulated depreciation                                        1,816,187                  1,405,768
Long-term license fees receivable                                                            2,786,935                    951,816
License agreement, net                                                                       1,318,555                  1,513,466
Goodwill, net                                                                                  162,351                    171,682
Other assets                                                                                     5,954                    167,615
                                                                                     -------------------        ------------------
                 Total assets                                                           $   53,753,964             $   53,660,575
                                                                                     ===================        ==================

LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
   Accounts payable                                                                        $   553,862              $   2,741,879
   Accrued expenses                                                                          4,640,563                  1,746,418
   Deferred revenues                                                                         5,282,983                  3,148,422
   Billings in excess of revenues                                                            1,178,171                  1,402,432
   Due to related parties                                                                      209,278                    437,267
                                                                                     -------------------        -------------------
                 Total current liabilities                                                  11,864,857                  9,476,418
                                                                                     -------------------        -------------------

 Long-term deferred revenue                                                                  2,400,000                          -
 Deferred taxes                                                                                 66,667                     78,000

Stockholders' equity:
   Common stock, $.01 par value                                                                137,929                    137,929
   Additional paid-in capital                                                               49,537,608                 49,537,608
   Deferred compensation                                                                      (288,821)                  (376,161)
   Accumulated deficit                                                                      (9,964,276)                (5,193,219)
                                                                                     -------------------        -------------------
                 Total stockholders' equity                                                 39,422,440                 44,106,157
                                                                                     -------------------        -------------------

Commitments

                 Total liabilities and stockholders' equity                             $   53,753,964             $   53,660,575
                                                                                     ===================        ===================


          See accompanying notes to consolidated financial statements

                                  LYCOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                            JANUARY 31,                                  JANUARY 31,
                                                     1997                1996                     1997                 1996
                                              ------------------- --------------------     -------------------- -------------------
Revenues:
   Advertising                                  $     4,010,467     $       749,006           $     7,112,594     $       939,047
   License and product                                  993,741              77,416                 1,554,600             102,416
                                              ------------------- --------------------     -------------------- -------------------
          Total revenues                              5,004,208             826,422                 8,667,194           1,041,463

Cost of revenues                                      2,339,681             483,136                 4,427,865             667,082
                                              ------------------- --------------------     -------------------- -------------------
           Gross profit                               2,664,527             343,286                 4,239,329             374,381

Operating expenses:
   Research and development                             976,353             257,573                 1,943,541             288,064
   In process research and development                        -             452,000                         -             452,000
   Sales and marketing                                3,504,290             308,425                 6,872,501             439,943
   General and administrative                           736,556             344,806                 1,317,278             497,786
                                              ------------------- --------------------     -------------------- -------------------
Total operating expenses                              5,217,199           1,362,804                10,133,320           1,677,793
                                              ------------------- --------------------     -------------------- -------------------
Operating loss                                       (2,552,672)         (1,019,518)               (5,893,991)         (1,303,412)

Interest  income, net                                   540,608               5,565                 1,122,934               9,946
                                              ------------------- --------------------     -------------------- -------------------
Net loss                                        $    (2,012,064)    $    (1,013,953)          $    (4,771,057)     $ (  1,293,466)
                                              =================== ====================     ==================== ===================
Net loss per share                              $         (0.15)    $         (0.09)         $          (0.35)    $         (0.12)
                                              =================== ====================     ==================== ===================
Shares used in computing net loss
   per share                                         13,792,896          11,012,764                13,792,896          11,012,764
                                               =================== ====================     ==================== ===================


          See accompanying notes to consolidated financial statements

                                   LYCOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                   JANUARY 31,
                                                                                           1997                  1996
                                                                                   --------------------- ----------------------
OPERATING ACTIVITIES
Net loss                                                                             $      (4,771,057)    $       (1,293,466)
Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of deferred compensation                                                      87,340                78,900
      Depreciation and amortization                                                             563,181               153,779
      Provision for bad debts                                                                   180,000                40,000
      In process research and development expense                                                     -               452,000
Changes in operating assets and liabilities:
      Accounts receivable                                                                       108,656              (704,140)
      License fees receivable                                                                (5,569,190)           (1,203,034)
      Prepaid expenses                                                                         (443,621)              (75,544)
      Other assets                                                                              161,661                     -
      Accounts payable                                                                       (2,188,017)              240,602
      Accrued expenses                                                                        2,894,145               260,807
      Deferred revenues                                                                       4,534,561             1,126,447
      Billings in excess of revenues                                                           (224,261)              284,034
      Due to related parties                                                                   (227,989)              354,085
      Deferred taxes                                                                            (11,333)                    -
                                                                                   --------------------- ----------------------
Net cash used in operating activities                                                        (4,905,924)             (285,530)

INVESTING ACTIVITIES
Purchase of property and equipment                                                             (769,358)             (607,980)
Payments under License Agreement                                                                      -              (471,421)
Cash acquired through acquisition of Point Communications                                             -                17,137
                                                                                   --------------------- ----------------------
  Net cash used in investing activities                                                        (769,358)           (1,062,264)

FINANCING ACTIVITIES
Proceeds from capital contribution                                                                    -             1,000,000
                                                                                   --------------------- ----------------------
Net cash provided by financing activities                                                             -             1,000,000
                                                                                   --------------------- ----------------------
Decrease in cash and cash equivalents                                                        (5,675,282)             (347,794)

Cash and cash equivalents at beginning of period                                             44,142,187               446,447
                                                                                   --------------------- ----------------------
Cash and cash equivalents at end of period                                           $       38,466,905    $           98,653
                                                                                   ===================== ======================

                                  LYCOS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)
                                  (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                     JANUARY 31,
                                                                                              1997                 1996
                                                                                       -------------------- -------------------
Schedule of non-cash financing and investing activities:
   Issuance of common stock for License Agreement                                                --           $       300,000
   Recognition of deferred tax liability related to License Agreement                            --                    50,000
   Assets and liabilities recognized upon acquisition of Point Communications:
           Accounts receivable                                                                   --                    33,975
           Property and equipment                                                                --                    47,496
           Goodwill                                                                              --                   186,633
           Accounts payable                                                                      --                    97,734
           Deferred revenues                                                                     --                    23,137
           Accrued expenses                                                                      --                     4,370
           Due to related parties                                                                --                    70,000

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

     The accompanying unaudited consolidated financial statements include the accounts of the Company and Point Communications Corporation, its wholly-owned subsidiary, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Certain information and related footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents, and those with maturities of greater than three months but less than twelve months to be short-term investments. At January 31, 1997, the Company had no investments with maturities greater than three months.

3.  COMMITMENTS

     In April 1996, the Company entered into a one year "Premier Provider" agreement ("the Agreement") with Netscape Communications Corporation ("Netscape") pursuant to which the Company was designated one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the Agreement, the Company is obligated to make installment payments totaling $5 million over the term of the Agreement. At January 31, 1997, the Company had no remaining financial obligation under the terms of the Agreement. The cost of the Agreement is recognized ratably over its term and therefore, $1,250,000 relating to the Agreement is included in "Cost of revenues" in the accompanying Consolidated Statements of Operations for the three months ended January 31, 1997.

                                   LYCOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

3.  COMMITMENTS (CONTINUED)

    The Company leases its facilities and certain other equipment under operating agreements expiring through 2001. Future noncancelable minimum payments as of January 31, 1997 under these leases for each fiscal year end are as follows:

              1997                                   $          951,507
              1998                                            1,874,643
              1999                                            1,641,703
              2000                                              623,480
              2001                                              179,875
              Thereafter                                         49,379
                                                     ------------------
                                                     $        5,320,587
                                                     ==================

    The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position of the Company.

 4.  NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, for periods prior to the Company's initial public offering such computations include those common and common equivalent shares issued within 12 months of the filing date as if they were outstanding for all periods presented using the treasury stock method. Common equivalent shares consist of shares issuable upon the exercise of stock options. Fully diluted net loss per share approximates primary net loss per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the "Factors Affecting the Company's Business, Operating Results and Financial Condition"
section included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

  REVENUES Total revenues for the three and six months ended January 31, 1997 were $5.0 million and $8.7 million versus $826,000 and $1.0 million for the three and six months ended January 31, 1996, representing an increase of 506% and 732%, respectively. As of January 31, 1997, the Company had deferred revenues of $7.7 million attributable to license agreements for which there are significant obligations of the Company remaining, and billings in excess of revenues of $1.2 million, attributable to billings in excess of revenues on advertising contracts.

  ADVERTISING REVENUES Advertising revenues were $4.0 million and $7.1 million for the three and six months ended January 31, 1997, representing 80% and 82% of total revenues as compared to advertising revenues of $749,000 and $939,000 for the three and six months ended January 31, 1996, which represented 91% and 90% of total revenues, respectively. Ten customers accounted for 35% of advertising revenues in the quarter ended January 31, 1997 as compared with ten customers which accounted for 69% of advertising revenues in the quarter ended January 31, 1996.

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

  LICENSE AND PRODUCT REVENUES License and product revenues were $994,000 and $1.6 million for the three and six months ended January 31, 1997, representing 20% and 18% of total revenues as compared to $77,000 and $102,000 for the three and six months ended January 31, 1996, representing 9% and 10% of total revenues, respectively. This increase is attributable primarily to the addition of new licensees, including, among others, GTE, Blockbuster, AT&T, Bertelsmann's Telemedia GmbH, Compuserve, Simon & Schuster, and Swedish Post.

  The Company licenses its products and technology generally in exchange for a license fee, maintenance fees for product updates and, where applicable, a share of the advertising revenues, subscription fees or product sales received by licensees. The Company's license agreements generally have terms of one to three years.

  COST OF REVENUES Cost of revenues were $2.3 million and $4.4 million for the three and six months ended January 31, 1997, representing 47% and 51% of total revenues, as compared to $483,000 and $667,000 in the three and six months ended January 31, 1996, which represented 58% and 64% of total revenues, respectively. Cost of revenues consist primarily of expenses associated with the ongoing enhancement, maintenance and support of the Company's products and services, including compensation, consulting fees, equipment, networking and other related indirect costs. Cost of revenues also includes amortization costs associated with the Company's License Agreement with Carnegie Mellon University, as well as costs associated with the Company's "Premier Provider" agreement, as further described below.

  In April 1996, the Company entered into a one year "Premier Provider" agreement ("the Agreement") with Netscape Communications Corporation ("Netscape") pursuant to which the Company was designated one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the Agreement, the Company is obligated to make installment payments totaling $5 million over the term of the Agreement. The Company recognizes the cost of this agreement ratably over the term of the agreement. For the three months ended January 31, 1997, cost of revenues includes $1,250,000 attributable to the Agreement. While the Company is considering the possibility of renewing the Agreement when it expires in April 1997 there can be no assurance the contract will be renewed on commercially reasonable terms, if at all.

  OPERATING EXPENSES

  RESEARCH AND DEVELOPMENT Research and development expenses were $976,000 and $1.9 million for the three and six months ended January 31, 1997, representing 20% and 22% of total revenues, versus $710,000 and $740,000 for the three and six months ended January 31, 1996, or 86% and 71% of total revenues, respectively. Research and development expenses consist primarily of equipment depreciation, personnel costs and editorial costs. The overall increase in research and development spending was primarily due to increased staffing required to continue to develop and enhance the Company's product lines. The Company expects to continue to commit substantial resources to research and development in the future.

  SALES AND MARKETING Sales and marketing expenses were $3.5 million and $6.9 million for the three and six months ended January 31, 1997, representing 70% and 79% of total revenues, versus $308,000 and $440,000 for the three and six months ended January 31, 1996, representing 37% and 42% of total revenues, respectively. The spending increases were due to the addition of sales and marketing personnel and expenses associated with the Company's expanded advertising, marketing and public relations campaigns. The Company expects to continue to build its sales force and promote its brand resulting in continued increases in sales and marketing expenses in future periods.

  GENERAL AND ADMINISTRATIVE General and administrative expenses were approximately $737,000 and $1.3 million for the three and six months ended January 31, 1997, representing 15% and 15% of total revenues versus $345,000 and $498,000 for the three and six months ended January 31, 1996, representing 42% and 48% of total revenues, respectively. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel and increased costs for professional services.

  INTEREST INCOME, NET Interest income, net, was approximately $541,000 and $1.1 million for the three and six months ended January 31, 1997 versus $6,000 and $10,000 for the three and six months ended January 31, 1996, respectively. The increase is due primarily to the investment of proceeds received upon the closing of the Company's initial public offering in April 1996.

  OTHER FACTORS WHICH MAY AFFECT FUTURE OPERATIONS There are a number of business factors which singularly or combined may affect the Company's future operating results. These factors include the limited operating history of the Company, dependence on major customers, dependence on advertising revenues, dependence on third party relationships, dependence on the Internet, rapid technological change, competition and variability of quarterly results, which have been outlined in the Company's 1996 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

  At January 31, 1997, the Company had cash and cash equivalents of $38.5 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper. At January 31, 1997, the Company also has available a bank revolving credit facility providing for borrowings up to $1.0 million which matures on June 1, 1997. As of January 31, 1997, there were no borrowings outstanding under this credit facility.

  The Company used cash from operations of $2.7 million in the three months ended January 31, 1997, due primarily to the net loss, as well as the decrease in accounts payable, primarily attributable to the payment under the Netscape Agreement. The Company's primary investing activity in the three month period has been, and further expenditures are anticipated to be, for the purchase of computer and office equipment to support the Company's growth.

  From time to time the Company expects to evaluate the acquisition of products, businesses and technologies that complement the Company's business. Currently, however, the Company does not have any understandings, commitments or agreements with respect to any such material acquisitions.

  The Company believes that its existing cash and cash equivalents, together with borrowings available under the Company's credit facility, will be sufficient to meet the Company's cash requirements for at least the next twelve months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance products and services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, results of operations or financial condition.

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

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Securities Holders


           (a) At the Annual Meeting of Stockholders held on December 18, 1996, the Company's nominee for a director to serve until the 1999 Annual Meeting of Stockholders was elected, and the stockholders approved the selection of KPMG Peat Marwick LLP as the independent certified public accountants of the Company for the fiscal year 1997.

                With respect to the election of the director, the voting was as follows:

                       Nominee                  For                 Withheld
                      ---------                -----               ----------
                   Robert J. Davis          13,375,332               21,490


                With respect to the approval of the selection of KPMG Peat Marwick LLP, the voting was as follows:

                         For              Against                Abstain
                        -----            ---------              ---------
                     13,384,582            7,260                  4,980



Item 5.    Other Information

                None.


Item 6.    Exhibits and Reports on Form 8-K


           (a) Exhibit 11: Statement of Computation of Net Loss Per Share included herein on page 14.

           (b) No reports on Form 8-K were filed during the three-month period ended January 31, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LYCOS, INC.

Date:  March 14, 1997                          By:
                                                   -----------------------------
                                                   Edward M. Philip
                                                   Chief Operating Officer and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer,
                                                   Authorized Officer)

EXHIBIT 11

                                  LYCOS, INC.
                     COMPUTATION OF NET LOSS PER SHARE (1)

                                                      THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                          JANUARY 31,                                JANUARY 31,
                                                   1997                1996                   1997                 1996
                                             ----------------- --------------------   -------------------- -------------------
Common stock, beginning of period                 13,792,896          10,526,316              13,792,896           10,000,000
Weighted average common shares issued
   during the period                                                                                                   91,533
Shares relating to SAB No. 83(2)                                         553,174                                      987,957

Treasury stock buyback (2)                                               (66,726)                                     (66,726)
                                             ----------------- --------------------   -------------------- -------------------
                                                  13,792,896          11,012,764              13,792,896           11,012,764
                                             ================= ====================   ==================== ===================
Net loss                                     $    (2,012,064)    $    (1,013,953)       $     (4,771,057)    $     (1,293,466)

Primary net loss per share                   $         (0.15)    $         (0.09)       $         (0.35)     $         (0.12)
                                             ================= ====================   ==================== ===================



(1) Fully diluted net loss per share has not been separately presented, as the amounts would not be materially different from primary net loss per share.

(2) In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), issuances of Common Stock equivalents (common stock and stock options) during the twelve months immediately preceeding the initial filing of the registration statement relating to the Company's initial public offering have been included in the calculation of weighted average shares, using the treasury stock method and the initial public offering price, as if these shares were outstanding for all periods prior to the initial public offering.