Form 10-Q
period 1997-04-30
LYCOS INC
filed 1997-06-16
CIK 1007992

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


                 For the Quarterly period ended April 30, 1997

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

[X] Yes    [_] No


The number of shares outstanding of the registrant's Common Stock as of June 13, 1997 was 13,796,620.

================================================================================

                                  LYCOS, INC.

                                     INDEX



                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1   Consolidated Financial Statements:

         Consolidated Balance Sheets (unaudited)
            April 30, 1997 and July 31, 1996...............................  3

         Consolidated Statements of Operations (unaudited)
            Three and nine months ended April 30, 1997 and 1996............  4

         Consolidated Statements of Cash Flows (unaudited)
            Nine months ended April 30, 1997 and 1996......................  5

         Notes to Consolidated Financial Statements (unaudited)............  7

Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................ 10

Part II. Other Information

Item 1   Legal Proceedings................................................. 13

Item 2   Changes in Securities............................................. 13

Item 3   Defaults Upon Senior Securities................................... 13

Item 4   Submission of Matters to a Vote of Securities Holders............. 13

Item 5   Other Information................................................. 13

Item 6   Exhibits and Reports on Form 8-K.................................. 13

         Signature......................................................... 14

                                  LYCOS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                      April 30,      July 31,
                                                         1997          1996
                                                    ------------   ------------
Assets
Current assets:
  Cash and cash equivalents                         $ 37,010,072   $ 44,142,187
  Accounts receivable, less allowance
   for doubtful accounts of $389,000 at                6,094,811      3,293,925
   April 30, 1997 and $200,000 at July
   31, 1996
  License fees receivable                              4,589,351      1,032,405
  Prepaid expenses                                     5,510,236        981,711
                                                    ------------   ------------
        Total currrent assets                         53,204,470     49,450,228
                                                    ------------   ------------

Property and equipment, less                           2,388,611      1,405,768
 accumulated depreciation
Long-term license fees receivable                      1,700,000        951,816
License agreement, net                                 1,221,100      1,513,466
Goodwill, net                                            128,737        171,682
Other assets                                             354,140        167,615
                                                    ------------   ------------

        Total assets                                $ 58,997,058   $ 53,660,575
                                                    ============   ============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                  $  2,899,179   $  2,741,879
  Accrued expenses                                     8,236,998      1,746,418
  Deferred revenues                                    6,575,228      3,148,422
  Billings in excess of revenues                       1,315,757      1,402,432
  Due to related parties                                 206,053        437,267
                                                    ------------   ------------
        Total current liabilities                     19,233,215      9,476,418
                                                    ------------   ------------

 Long-term deferred revenue                            1,500,000              -
 Deferred taxes                                           61,667         78,000

Stockholders' equity:
  Common stock, $.01 par value                           137,966        137,929
  Additional paid-in capital                          49,546,316     49,537,608
  Deferred compensation                                 (245,048)      (376,161)
  Accumulated deficit                                (11,237,058)    (5,193,219)
                                                    ------------   ------------
        Total stockholders' equity                    38,202,176     44,106,157
                                                    ------------   ------------

Commitments

        Total liabilities and stockholders' equity  $ 58,997,058   $ 53,660,575
                                                    ============   ============

          See accompanying notes to consolidated financial statements

                                  LYCOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three Months Ended              Nine Months Ended
                                                   April 30,                       April 30,
                                              1997            1996           1997             1996
                                        ---------------  --------------  -------------  ---------------
Revenues:
  Advertising                            $   4,487,541    $  1,305,865    $11,600,135    $   2,244,912
  License and product                        1,365,486         246,417      2,920,086          348,833
                                        ---------------  --------------  -------------  ---------------
      Total revenues                         5,853,027       1,552,282     14,520,221        2,593,745

Cost of revenues                             2,190,981       1,472,012      6,618,845        2,139,094
                                        ---------------  --------------  -------------  ---------------
      Gross profit                           3,662,046          80,270      7,901,376          454,651

Operating expenses:
  Research and development                   1,167,161         226,112      3,110,702          514,176
  In process research and development                -               -              -          452,000
  Sales and marketing                        3,565,490       1,055,228     10,437,989        1,495,171
  General and administrative                   682,322         499,241      1,999,601          997,027
                                        ---------------  --------------  -------------  ---------------
Total operating expenses                     5,414,973       1,780,581     15,548,292        3,458,374
                                        ---------------  --------------  -------------  ---------------
Operating loss                              (1,752,927)     (1,700,311)    (7,646,916)      (3,003,723)

Interest income, net                           480,145         111,937      1,603,077          121,883
                                        ---------------  --------------  -------------  ---------------

Net loss                                 $  (1,272,782)   $ (1,588,374)   $(6,043,839)   $  (2,881,840)
                                        ===============  ==============  =============  ===============

Net loss per share                       $       (0.09)   $      (0.13)         (0.44)   $       (0.25)
                                        ===============  ==============  =============  ===============

Shares used in computing net loss per
 share                                      13,796,620      11,973,097     13,794,110       11,328,202
                                        ===============  ==============  =============  ===============

          See accompanying notes to consolidated financial statements

                                  LYCOS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                                April 30,
                                                                           1997            1996
                                                                      --------------  --------------
Operating activities
Net loss                                                               $ (6,043,839)   $ (2,881,840)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Amortization of deferred compensation                                     121,456         164,148
  Depreciation and amortization                                             913,445         313,219
  Provision for bad debts                                                   240,000         100,000
  In process research and development expense                                   -           452,000
Changes in operating assets and liabilities:
  Accounts receivable                                                    (3,040,886)     (1,905,726)
  License fees receivable                                                (4,305,130)     (3,018,708)
  Prepaid expenses                                                       (4,528,525)       (134,469)
  Other assets                                                             (186,525)       (369,250)
  Accounts payable                                                          157,300         846,551
  Accrued expenses                                                        6,490,580       1,272,693
  Deferred revenues                                                       4,926,806       2,290,338
  Billings in excess of revenues                                            (86,675)      1,449,024
  Due to related parties                                                   (231,214)        793,035
  Deferred taxes                                                            (16,333)            -
                                                                      --------------  --------------
Net cash used in operating activities                                    (5,589,540)       (628,985)

Investing activities
Purchase of property and equipment                                       (1,560,977)     (1,288,412)
Payments under License Agreement                                                -          (747,500)
Cash acquired through acquisition of Point Communications                       -            17,137
                                                                      --------------  --------------
Net cash used in investing activities                                    (1,560,977)     (2,018,775)

Financing activities
Proceeds from issuance of common stock, net of issuance costs                18,402      46,021,314
Proceeds from capital contribution                                              -         1,000,000
                                                                      --------------  --------------
Net cash provided by financing activities                                    18,402      47,021,314
                                                                      --------------  --------------

Decrease in cash and cash equivalents                                    (7,132,115)     44,373,554
                                                                      --------------  --------------
Cash and cash equivalents at beginning of period                         44,142,187         446,447
                                                                      --------------  --------------

Cash and cash equivalents at end of period                             $ 37,010,072    $ 44,820,001
                                                                      ==============  ==============

                                  LYCOS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                    April 30,
                                                                                1997         1996
                                                                             ----------   ----------
Schedule of non-cash financing and investing activities:
 Issuance of common stock for License Agreement                                      -    $300,000
 Recognition of deferred tax liability related to License Agreement                  -      50,000
 Assets and liabilities recognized upon acquisition of Point Communications:
       Accounts receivable                                                           -      33,975
       Property and equipment                                                        -      47,496
       Goodwill                                                                      -     186,633
       Accounts payable                                                              -      97,734
       Deferred revenues                                                             -      23,137
       Accrued expenses                                                              -       4,370
       Due to related parties                                                        -      70,000
Supplementary disclosure of cash flow information:
       Interest paid                                                                 -    $  8,942

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

2. Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents, and those with maturities of greater than three months but less than twelve months to be short-term investments. At April 30, 1997, the Company had no investments with maturities greater than three months.

3. Commitments

   In April 1996, the Company entered into a one year "Premier Provider" agreement ("the 1996 Agreement") with Netscape Communications Corporation ("Netscape") pursuant to which the Company was designated one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the 1996 Agreement, the Company was obligated to make installment payments totaling $5 million over its term. At April 30, 1997, the Company had no remaining financial obligations under the terms of the 1996 Agreement. The cost of the 1996 Agreement was recognized ratably over its term and therefore, $972,000 relating to the 1996 Agreement was included in "Cost of revenues" in the accompanying Consolidated Statements of Operations for the three months ended April 30, 1997.

                                  LYCOS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (Unaudited)


3. Commitments (continued)

   In March 1997, the Company renewed its one year "Premier Provider" agreement ("the 1997 Agreement") with Netscape which commenced in May, 1997 for an additional one year term, pursuant to which the Company was designated as one of four "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. The Company is obligated to make minimum payments of $4.7 million under the terms of the 1997 Agreement. To the extent that the minimum guaranteed exposures are exceeded, the Company is obligated to make additional payments. In addition, during the term of the 1997 Agreement, Netscape is required to purchase advertising and services on the Company's Web Site valued at $1,500,000. The cost of the 1997 Agreement will be recognized over its term, however, no costs have been incurred through April, 1997 under the 1997 Agreement.

   The Company leases its facilities and certain other equipment under operating agreements expiring through 2001. Future noncancelable minimum payments as of April 30, 1997 under these leases for each fiscal year end are as follows:


                   1997          $  666,312
                   1998           2,506,560
                   1999           2,230,337
                   2000             941,113
                   2001             276,981
                   Thereafter       238,270
                                 ----------

                                 $6,859,573
                                 ==========

   The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position of the Company.

   In December 1996, the Company entered into a lease for new corporate offices located in Framingham, Massachusetts. The lease, which has a three and one-half year term, commenced in February 1997. In addition, during the nine months ended April 30, 1997, the Company entered into three lease agreements for sales offices in New York, San Francisco, and a new operations center in Pittsburgh.

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

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share". This Statement is effective for the Company's fiscal year ending July 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the three month periods ended April 30, 1997 and 1996, the Company's basic and diluted net income per share would have been unchanged from primary and fully diluted earnings per share for the three month periods ended April 30, 1997 and 1996.

5. Subsequent Event

   Lycos entered into a joint venture agreement with Bertelsmann Internet Services GmbH ("Bertelsmann") dated as of May 1, 1997, to create and distribute Internet navigation centers throughout Eastern and Western Europe. Bertelsmann will provide up to $10 million in financing to the venture and Lycos will contribute its technology and Internet expertise. Lycos and Bertelsmann will each own a 50% stake in the new venture, named Lycos-Bertelsmann. The venture has commenced operations in Germany, the United Kingdom and France and is expected to establish operations by September in Italy, Belgium, Netherlands, Luxembourg and Spain.

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

Overview

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

  The Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. The Company has achieved only limited revenues to date. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and therefore, there can be no assurance that the Company will sustain revenue growth or achieve profitability. The Company has incurred significant losses since inception and expects to continue to incur significant losses on a quarterly basis for the foreseeable future. As of April 30, 1997, the Company had an accumulated deficit of $11,237,058.

  As a result of the Company's limited operating history, the Company does not have historical financial data for any significant period of time on which to base planned operating expenses. The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Quarterly sales and operating results generally depend on the advertising revenues, license fees and other revenues received within the quarter, which are difficult to forecast. Since the Company's expense levels are based upon anticipated advertising and licensing revenue, the Company may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to the Company's expectations would have an immediate adverse impact on the Company's business, results of operations and financial condition. In addition, the Company plans to increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, broaden its customer support capabilities and establish brand identity and strategic alliances. In the future, leading Web sites, browser providers and other distribution channels may require payments or other consideration for listing the Company's products and services such as the Company's arrangement with Netscape. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

  The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the Internet industry, usage of the Internet, demand for Internet advertising, seasonal trends in advertising sales, the advertising budgeting cycles of individual advertisers, capital expenditures and other costs relating to the expansion of operations, the introduction of new products or services by the Company or its competitors, the mix of the services sold and the channels through which those services are sold and pricing changes. As a strategic response to the changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. The Company also expects that, in the future, it may experience seasonality in its business, with advertising impressions (and therefore revenues) being somewhat lower during the summer months, when usage of the Company's products and services may be expected to decline. Due to all of the foregoing factors, it is possible that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.




Results of Operations

  Revenues Total revenues for the three and nine months ended April 30, 1997 were $5.9 million and $14.5 million versus $1.6 and $2.6 million for the three and nine months ended April 30, 1996, representing an increase of 277% and 460%, respectively. As of April 30, 1997, the Company had deferred revenues of $9.4 million attributable to advertising and license agreements for which there are significant obligations of the Company remaining, and billings in excess of revenues attributable to billings in advance of revenue recognized on advertising contracts.

  Advertising revenues Advertising revenues were $4.5 million and $11.6 million for the three and nine months ended April 30, 1997, representing 77% and 80% of total revenues as compared to advertising revenues of $1.3 million and $2.2 million for the three and nine months ended April 30, 1996, which represented 84% and 87% of total revenues, respectively.

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

  License and product revenues License and product revenues were $1.4 million and $2.9 million for the three and nine months ended April 30, 1997, representing 23% and 20% of total revenues as compared to $246,000 and $349,000 for the three and nine months ended April 30, 1996, representing 16% and 13% of total revenues, respectively. This increase is attributable primarily to the addition of new licensees, including, among others, GTE, Blockbuster, Compuserve, and Dun and Bradstreet.

  The Company licenses its products and technology generally in exchange for a license fee, maintenance fees for product updates and, where applicable, a share of the advertising revenues, subscription fees or product sales received by licensees. The Company's license agreements generally have terms of one to three years.

  Cost of revenues Cost of revenues were $2.2 million and $6.6 million for the three and nine months ended April 30, 1997, representing 37% and 46% of total revenues, as compared to $1.5 million and $2.1 million in the three and nine months ended April 30, 1996, which represented 95% and 83% of total revenues, respectively. Cost of revenues consist primarily of expenses associated with the ongoing enhancement, maintenance and support of the Company's products and services, including compensation, consulting fees, equipment, networking and other related indirect costs. Cost of revenues also includes amortization costs associated with the Company's License Agreement with Carnegie Mellon University, as well as costs associated with the Company's "Premier Provider" agreement, as further described below.

     In April 1996, the Company entered into a one year "Premier Provider" agreement ("the Agreement") with Netscape pursuant to which the Company was designated one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the Agreement, the Company made installment payments totaling $5 million over the term of the Agreement. The Company recognized the cost of this agreement ratably over the term of the agreement. For the three months ended April 30, 1997, cost of revenues includes $972,000 attributable to the Agreement.

     In March 1997, the Company renewed its one year "Premier Provider" agreement ("the 1997 Agreement") with Netscape pursuant to which the Company was designated one of four "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the 1997 Agreement, the Company is obligated to make installment payments totaling $4.7 million over the term of the 1997 Agreement. The Company recognizes the cost of the 1997 Agreement ratably over its term. For the three months ended April 30, 1997, no costs have been incurred attributable to the 1997 Agreement.

  Operating expenses

  Research and Development Research and development expenses were $1.2 million and $3.1 million for the three and nine months ended April 30, 1997, representing 20% and 21% of total revenues, versus $226,000 and $966,000 for the three and nine months ended April 30, 1996, or 15% and 37% of total revenues, respectively. In addition, during the nine months ended April 30, 1996, the Company recorded $452,000 of in process research and development expense related to the acquisition of Point Communications. Research and development expenses consist primarily of equipment depreciation, personnel costs and editorial costs. The overall increase in research and development spending was primarily due to increased staffing required to continue to develop and enhance the Company's product lines. The Company expects to continue to commit substantial resources to research and development in the future.

  Sales and Marketing Sales and marketing expenses were $3.6 million and $10.4 million for the three and nine months ended April 30, 1997, representing 61% and 72% of total revenues, versus $1.1 million and $1.5 million for the three and nine months ended April 30, 1996, representing 68% and 58% of total revenues, respectively. The spending increases were due to the addition of sales and marketing personnel and expenses associated with the Company's expanded advertising, marketing and public relations campaigns. The Company expects to continue to build its sales force and promote its brand resulting in continued increases in sales and marketing expenses in future periods.

  General and Administrative General and administrative expenses were approximately $682,000 and $2.0 million for the three and nine months ended April 30, 1997, representing 12% and 14% of total revenues versus $500,000 and $997,000 for the three and nine months ended April 30, 1996, representing 32% and 38% of total revenues, respectively. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel and increased costs for professional services.

  Interest Income, net Interest income, net, was approximately $480,000 and $1.6 million for the three and nine months ended April 30, 1997 versus $112,000 and $122,000 for the three and nine months ended April 30, 1996, respectively. The increase is due primarily to the investment of proceeds received upon the closing of the Company's initial public offering in April 1996.

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

Liquidity and Capital Resources

     At April 30, 1997, the Company had cash and cash equivalents of $37.0 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper. At April 30, 1997, the Company also has available a bank revolving credit facility providing for borrowings up to $1.0 million which matures on June 1, 1997. As of April 30, 1997, there were no borrowings outstanding under this credit facility.

     The Company used cash from operations of $5.6 million in the nine months ended April 30, 1997, due primarily to the net loss, as well as the increase in accrued expenses, primarily attributable the Company's Premier Provider Agreement with Netscape. The Company's primary investing activity in the three month period has been, and further expenditures are anticipated to be, for the purchase of computer and office equipment to support the Company's growth.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   *Exhibit 10.1:    Netscape Premier Provider Agreement, dated
                                 as of April 1, 1997

               *Exhibit 10.2:    Agreement dated as of May 1, 1997 between
                                 Bertelsmann Internet Services GmbH and Lycos,
                                 Inc.

               *Exhibit 10.3:    GTE New Media Services License and Services
                                 Agreement, dated as of November 18, 1996

                Exhibit 10.4: Praxis International Sublease, dated as of December 4, 1996

                Exhibit 11: Statement of Computation of Net Loss Per Share included herein on page 14.

                Exhibit 27:      Financial Data Schedule (Edgar Version Only)

         (b) No reports on Form 8-K were filed during the three-month period ended April 30, 1997.



------------------------

* Confidential material omitted and filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LYCOS, INC.


Date:  June 13, 1997             By:
                                    ------------------------------------
                                    Edward M. Philip
                                    Chief Operating Officer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer,
                                    Authorized Officer)