Form 10-K405
period 1997-07-31
LYCOS INC
filed 1997-10-29
CIK 1007992

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

                       FOR THE YEAR ENDED JULY 31, 1997
                        COMMISSION FILE NUMBER 0-27830

                                  LYCOS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                      04-3277338
   (STATE OR OTHER JURISDICTION                       (IRS EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X] Yes [_] No

  The aggregate market value of voting stock held by non-affiliates of the registrant as of October 24, 1997 was $199,784,693 (based on the last reported sale price on the NASDAQ National Market on that date).

  The number of shares outstanding of the registrant's Common Stock as of October 24, 1997 was 14,062,827.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Specifically identified information in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on December 17, 1997, is incorporated by reference into Part III herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  LYCOS, INC.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    12
 Item 3.  Legal Proceedings..............................................    12
 Item 4.  Submissions of Matters to a Vote of Security Holders...........    12
 Item 4a. Executive Officers of the Registrant...........................    13

                                    PART II

          Market for Registrant's Common Equity and Related Stockholder
 Item 5.   Matters.......................................................    15
 Item 6.  Selected Financial Data........................................    16
          Management's Discussion and Analysis of Financial Condition and
 Item 7.   Results of Operations.........................................    17
 Item 8.  Financial Statements and Supplementary Data....................    29
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.   Financial Disclosure..........................................    48

                                    PART III

 Item 10. Executive Officers of the Registrant...........................    48
 Item 11. Executive Compensation.........................................    48
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    48
 Item 13. Certain Relationships and Related Transactions.................    48

                                    PART IV

          Exhibits, Financial Statements Schedules and Reports on Form 8-
 Item 14.  K.............................................................    48
          Signatures.....................................................    50

THIS ANNUAL REPORT ON FORM 10-K ("REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH IN THIS ANNUAL REPORT UNDER THE HEADINGS "FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION".

                                    PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

  Lycos, Inc., ("Lycos" or the "Company") is a global Internet navigation and community network dedicated to helping online users locate, retrieve and manage information personalized to their individual interests by providing easy-to-use information tools. The Company's comprehensive suite of products and services enables users of the Internet to quickly, easily and accurately identify, select and access the resources and information of interest to them. The Company's objective is to establish the use of its Internet navigational products as the premier method to find information in the world. Lycos, "Your Personal Internet Guide", is dedicated to enriching each user's online experience by providing a variety of visually appealing products and services free of charge to users, including Web Search, Web Guides, Top 5% Sites, Pictures & Sounds Search, Classifieds, Companies Online, PeopleFind, RoadMaps, News, StockFind, Chat, Email, CityGuides, Yellow Pages and Personal Guide. The Company believes that its products are among the most popular sites on the Web, serving millions of information requests per day.

  Since its inception in June 1995, the Company has rapidly expanded into a global Internet resource with 137 employees operating a service used daily by millions of people throughout the world. The Company generates revenues primarily through selling advertising and sponsorships, electronic commerce and by licensing its products and technology to businesses seeking to enhance the value of their Internet products and services. The Company's Websites have become a widely accepted advertising medium for the world's most prominent companies, including such brands as Coca-Cola, Disney, General Motors, Hilton, IBM and Visa. Furthermore, Lycos has established strategic, commerce and technological alliances with some of the world's leading corporations, including such companies as Barnes & Noble, Bertelsmann, GTE, Microsoft, Netscape and Viacom.

  In connection with its incorporation in June 1995, Lycos entered into a license agreement pursuant to which Carnegie Mellon University granted to the Company a perpetual, worldwide right to use and sub-license the Lycos search and indexing technology and other intellectual property. The Company features this technology as the cornerstone of a suite of products that has transformed the Lycos Website into one of the Internet's premier destinations. The Company's ability to easily adapt its technology in a multitude of international languages has made its service a popular global resource, widely accessible to users throughout the world. In order to expand the international distribution of the Company's services, in May 1997, the Company entered into a joint venture with Bertelsmann GmbH to launch local versions of the Lycos service throughout Europe. As of the date of this Report, the Company had local sites in Germany, France, the UK, Switzerland, Sweden, Spain, the Netherlands, Italy and Belgium.

STRATEGY

  The Company generates revenues primarily through three activities: (1) selling advertisements and sponsorships on its services, (2) licensing its products and technology to businesses to enhance their products and services on the Internet and (3) leveraging the Company's high volume of traffic into an electronic commerce platform on which advertisers and online merchants reach their targeted audiences.

Key elements in the Company's strategy include:

  Provide a One-Stop Destination. The Company seeks to provide viewers with a one-stop information and community destination for identifying, selecting and accessing resources, services and information on the Web. The Company has integrated its catalog and review products with a suite of product offerings, including Pictures & Sounds Search, Companies Online, PeopleFind, RoadMaps, News, StockFind, Chat, Email, CityGuides, Yellow Pages and Personal Guide.

  Generate a High Volume of Traffic. The Company seeks to draw a large number of viewers to the Company's sites by providing its online guides to users free of charge and making them as widely accessible as possible throughout the world. The Company is also heavily focused on building its brand, both on and off the Web, and believes its brand building will be a major contributor to traffic growth in the future. Additionally, the Company has entered into a variety of partner agreements with such companies as Microsoft, Netscape, Sprint and Time Warner to generate traffic to the Lycos sites.

  Create Innovative Advertising Solutions. The Company believes that the sizable traffic flow generated from its products and services provides an attractive platform for measurable, targeted, cost-effective and interactive advertising on the Internet. The Company combines technical skills with advertising industry expertise to provide differentiated solutions to advertisers, helping them exploit the capabilities of the Internet as an advertising medium. The Company is actively and continually seeking to develop innovative ways for advertisers to reach their target audiences through the Internet. The Company designs and offers customized packages which include the ability to change advertisements quickly and frequently, to link a specific search term to an advertisement, to conduct advertising test campaigns with rapid result delivery and to track daily usage statistics.

  Allow Multiple Points of Entry. The Company has aggressively pursued a strategy of partnering with industry leaders by licensing its products and technology. Partnering allows the Company to increase traffic and revenue by leveraging the promotion, marketing and sales strengths of its partners. The Company's partners include such companies as Bertelsmann, Lotus, Time Warner, Microsoft and Viacom.

  Enhance and Expand the Company's Products and Services. Lycos intends to enhance its products and services with additional content, features and functionality to maintain its position as a leading provider of guides to the Internet. The Company's strategy is to differentiate its products and services from competing companies through the availability of localized and personalized offerings and by expanding the breadth and depth of its services such that it becomes the world's most widely used place to find information. The Company also incorporates into its products and services new technologies developed internally or licensed from other companies which it believes will further differentiate its offerings and provide viewers with a richer, more satisfying Internet experience.

  Extend Content and Brand Licensing. Lycos is leveraging its current product offerings and extending the Lycos brand name by licensing its products for use in other media, such as books and CD-ROMs. In furtherance of its strategy of extending the Lycos brand name, the Company has created Lycos Press, a multi-year joint publishing effort between the Company and a division of Simon & Schuster. To date, 12 books have been published and distributed under the Lycos Press brand name.

  Establish Community. The Company seeks to make the Lycos service the first and most frequent stop for Internet users. The Company believes one of the most effective ways to achieve this is through the creation of a sense of online community which, in turn, results in increased user affinity to the site. Products and services such as free email, topic-based chat, personal guides, and homepage searches are designed to create a sense of community among users. By establishing a sense of community, the Company believes that users will both visit the site more frequently and remain at the site for a longer duration. The Company believes that community building will be a major source of traffic in the future.

  Pursue Value-Added Electronic Commerce Solutions. The Company believes that Web-based electronic commerce will become a viable method of purchasing goods and services. The Company's strategy is to integrate its commerce offerings into the Lycos service based on the user's information needs. By integrating the commerce transaction into the navigational process, the Company believes it will be able to better target products to potential customers and thereby achieve better results than those achieved by non-targeted electronic commerce sites.

  Expand Globally. The Company seeks to offer localized versions of its products and services to users outside the United States. By creating sites in local languages with local content that are hosted locally, the Company believes that it can improve the experience for the international user. The Company has adopted a strategy of partnering with large local companies when entering a new international market in order to share the risks and costs associated with global expansion. In addition, the Company believes local partners provide local expertise and infrastructure that give Lycos an advantage over its competitors.

PRODUCTS

  The Company offers a comprehensive suite of products and services under the Lycos brand. Internet users access these products and services directly through the Lycos homepage at www.lycos.com or through the individual homepages of the Company's other products.

  The Lycos Search. The Lycos Search helps users find information on the Web by searching through the Company's index of Web documents. The Company believes that its Lycos Search provides one of the most comprehensive indexes of the Web and is differentiated from other catalogs based on its speed, ability to index non-textual (i.e. pictures and sounds) information, relevancy of search results and ability to scale along with the continuing growth of Internet content. Using the Lycos Search, a user may enter a search term or terms and review a list of the best matches from all indexed Web pages, along with a relevancy ranking of those pages, thereby allowing a user to sort through the Web quickly and efficiently. The search results also provide a direct hypertext link to the actual pages matching the search. The Company believes that its proprietary indexing technology enables the Lycos Search to service a larger database while producing more relevant results. The Web address for the Lycos Search is www.lycos.com.

  Pictures & Sounds Search. The Company's Pictures & Sounds Search allows users to search for pictures, sounds, video clips and other multimedia files on the Internet. By clicking on hypertext links, users can display graphics and listen to sounds from millions of Websites. This search offers a unique way for users to explore everything from pictures of celebrities to new releases from recording artists. The Pictures & Sounds Search is based on proprietary technology and the Company believes it is currently the only search and directory service that offers Internet pictures and sounds searching. The Web address for Pictures & Sounds Search is www.lycos.com.

  Top 5% Sites. Top 5% Sites is a collection of critical reviews of what the Company considers to be among the most popular sites on the Web. Top 5% Sites permits users to focus on high quality sites and read critical reviews to determine if the sites are likely to be of interest by browsing or searching through a series of categories and subcategories. Informative and entertaining reviews are prepared by the Company's professional writers and editors. Top 5% Sites provides a numeric rating for the selected Websites based on content, presentation and viewer experience that allows users to differentiate among rated Websites. The Web address for Top 5% Sites is point.lycos.com.

  CityGuide. A collection of guides to more than 1,200 cities throughout the world, CityGuide gives the virtual traveler a snapshot of life in each city or town and provides connections to Websites that reflect the special culture and character of each city. Along with an editorial abstract capturing the spirit of each city, the CityGuide offers hypertext links to Websites that best reflect the hot spots, history and day-to-day living of each city. Users may browse the site organized by categories, including Local Flavor, Vital Statistics, News Links, Hometown Sports and Weather. Selected sites include practical information on points of interest, dining and entertainment and unique aspects of each city. Yellow Page type searches are also available for area businesses located in a given city, allowing users to find products and services in these locales. The Company now offers CityGuide for North America, South America, Europe, Africa, Asia, Australia and Antarctica. The Web address for CityGuide is cityguide.lycos.com.

  Web Guides. Web Guides provide categorized topics of interest that enable users to browse through groupings of related information. Web Guide topics include, among others, Business, Education, Entertainment, Fashion, Sports and Travel. Each of the Web Guides contains a news briefing on each topic area and hypertext links to topic sites that allow users to find relevant information quickly. The Web address for Web Guides is www.lycos.com.

  Personal Guide. The Personal Guide automatically delivers a personalized view of the Lycos service, including news, weather, stock quotes and Website reviews, all based on the user's personal specifications. Designed for the community of Lycos users, and tailored to each individual's preferences, the Personal Guide enhances and personalizes the user's Internet experience. The Personal Guide eliminates extraneous information and quickly provides information that is most important to the user. The Web address for the Personal Guide is personal.lycos.com.

  News. The News service provides comprehensive, around-the-clock coverage of news from around the world. Users may search for news provided by leading news sources such as Reuters categorized by geography (world and local) as well as by subjects (top news, sports, business, technology, health, entertainment and politics). The News service can be found at www.lycos.com.

  Companies Online. Companies Online, built in cooperation with Dun & Bradstreet, provides access to a vast amount of information on more than 100,000 public and private companies, organized into 14 different industry groups. Users may search the database by company name, industry, city or ticker symbol. This service offers a way for users to gather highly relevant information, including DUNS number, management, annual sales, ownership structure, and a direct link to the company's Website. In September 1997, the Company launched a premier channel version of the Companies Online product for the Microsoft Active Desktop. The Web address for Companies Online is www.companiesonline.com.

  StockFind. StockFind provides financial information on publicly held companies, mutual funds, money market funds and the major financial indices to Internet users. StockFind allows users to chart stock prices, track their personal investment portfolios and receive the latest business and company-specific news. The Web address for StockFind is www.stockfind.newsalert.com.

  PeopleFind. PeopleFind, a comprehensive home address, email address and phone number directory, assists users in locating individuals throughout the United States. Users may simply type a name and location to get a matching list of people with published phone numbers. Unlike a telephone book, PeopleFind does not require users to know where a person lives, allowing them to easily and quickly find friends and relatives. PeopleFind can be found at www.lycos.com.

  Yellow Pages. Yellow Pages, offered in cooperation with GTE, allows users to locate businesses throughout the United States by searching on categories, business names, business addresses or keywords. Once the user locates a business or a service provider, the user is able to obtain contact information as well as directions to and a map of the business location. Yellow Pages can be found at www.lycos.com.

  Classifieds. Classifieds is a comprehensive service based on a central database of private-party classified ads that provides what the Company believes to be one of the most comprehensive marketplace of classified ads on the Web. Users may choose from 8 major categories and over 65 subcategories of goods and services ranging from vehicles and computer software to employment and personals. This service offers a convenient way for users to both buy and sell online. Classifieds can be found at www.lycos.com.

  RoadMaps. RoadMaps allows users of the Internet to search for any street address in the United States and physically map that address with pin point accuracy. RoadMaps also allows users to obtain point-to-point driving directions anywhere in the United States. Users are alerted to points of interest and are able to browse through any given area by clicking on directional buttons. RoadMaps can be found at www.lycos.com/roadmap.html.

  Email. This service provides users with a free personalized Web-based email account which can be accessed using an easy-to-use interface from any computer with a World Wide Web connection. Users have the option to choose an email address such as joe@lycosemail.com for free or a personalized email address describing a specific user or community interest such as joe@engineer.com. Because users do not need to change their Email address when they move or change Internet service providers, the Email address can be used indefinitely. The Web address for Email is www.lycosemail.com.

  Chat. Chat creates a "virtual community" in which a participant can interact in real-time group or one-on-one discussions or participate in moderated events, buddy lists and bulletin boards. The chat rooms are arranged around multiple topics of interest including autos, education, business, entertainment, sports and kids. The Web address for Chat is chat.lycoschat.com.

ADVERTISING

  To date, the Company's principal source of revenue has been derived from advertising sales. For the year ended July 31, 1997, advertising revenues represented approximately 78% of the Company's total revenues. Advertising contracts are primarily sold as: (1) a "general rotation" contract under which a customer is guaranteed a number of impressions; (2) a "key word" contract in which a customer purchases the right to advertise in connection with specified word searches; (3) a "targeted" contract where the customer purchases a specified number of impressions in one of the Web Guides or on a specified page or service, or (4) a combination of any or all of general rotation, key word and targeted contracts.

  Advertising revenue is generated by placing advertisements on any of the Web pages that are displayed on the Company's multiple product offerings. The Company's advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a number of impressions (an impression is a one-on-one view of an advertisement by the end user) for a fixed fee or on a per-impression basis with an established minimum fee. The Company also sells advertising on a keyword basis that links an advertisement to a specific search term or topic (for example, when "automobile" is searched, an automotive or car manufacturer advertisement appears) and in Web Guides that link an advertisement to a topic of interest. Keyword and Web Guide advertising permit advertisers to target advertisements to selected audiences. Advertising contracts are generally short term in nature but range in duration from one week to five years.

  The Company advises customers on advertisement placement and design, enabling them to develop more dynamic advertisements and monitor the advertisements for effectiveness. To facilitate these services, the Company provides advertisers with online reports showing advertising impressions and the number of times users "click on" an ad to visit the advertiser's site. The Company's standard rates for advertising range from $16 to $100 per one thousand impressions depending on such factors as the contract length, ad placement within the site and the targeted nature of the ads.

  The Company employs an experienced, direct sales force to address the new and evolving requirements of the Internet advertising market. The Company has hired the majority of its sales force from the advertising industry because it believes that an experienced sales force is critical to initiate and maintain relationships with advertisers and advertising agencies. As of October 24, 1997, the Company employed 30 advertising salespeople located in seven cities throughout the United States, including New York, San Francisco, Boston, Pittsburgh, Dallas, Philadelphia and Los Angeles. From time to time, the Company supplements the efforts of its in-house sales staff by using third party sales agents. International advertising territories are handled primarily by the Lycos Bertelsmann Joint Venture. See "Strategic Alliances".

LICENSING

  The Company licenses its products and technology to leading corporations to establish and promote its products and services as a ubiquitous, branded media service. For the year ended July 31, 1997, license, product and other revenues represented approximately 22% of the Company's total revenues. The Company's strategy is to license its products and technology to a wide-range of companies seeking to enhance the value of their Internet products and services. These companies include media companies, telecommunications companies, online service providers, software providers and publishers. In most partner arrangements, the Company receives a license fee, maintenance fees for product updates and, where applicable, a share of the advertising revenues, subscription fees or product sales received by licensees. The partner agreements generally have terms of one to three years. The Company generally co-brands its products with the products offered by the partner in order to preserve and enhance Lycos brand recognition. The Company's product offerings enable its partners to provide a comprehensive set of Internet navigational services and to maintain the up-to-date information required by their viewers to keep up with the rapid growth of the Internet without incurring the extensive costs associated with the internal development of such products. In addition, the Company's licensing arrangements enable the Company to create multiple points of entry and alternative distribution channels for the Company's products and services, build brand awareness, and expand without the associated infrastructure costs. Lycos has licensed its technology and brand to numerous partners, including Bertelsmann, CompuServe, GTE, Microsoft, Prodigy and Viacom.

  In addition to licensing its products, the Company has signed distribution agreements with high-traffic partners. These arrangements result in partners directing their search and navigation traffic to the Lycos site. Distribution partners include AT&T, Lotus, Microsoft, Netscape and Sprint. See "Strategic Alliances".

ELECTRONIC COMMERCE

  Lycos believes electronic commerce to be a natural extension of the Company's search and navigation services. Through electronic commerce, the Company partners with both online and offline merchants to integrate their products into the Lycos service, making them available for sale to the Company's users. In its electronic commerce arrangements, the Company generally receives a fixed fee and a share of the proceeds from online sales. In addition, the Company benefits from promotional and branding opportunities available from its merchant partners which create greater demand for the Company's online services. The Company's electronic commerce arrangements generally have terms of one to three years.

  The Company's most significant electronic commerce partnership to date is with BarnesandNoble.com, Inc. The partnership is a three-year agreement to integrate content and technology extensively throughout both companies' respective Websites. Through the agreement, Lycos provides BarnesandNoble.com visibility among millions of daily Internet users worldwide and allows for fast and intuitive access to BarnesandNoble.com's comprehensive online ordering capabilities. For example, Internet users searching for information online with Lycos now have the opportunity to also find books that match their interests by easily viewing the breadth of the BarnesandNoble.com offerings which relate to their Lycos Internet search.

  Lycos believes that the market for electronic commerce will continue to demonstrate significant growth and that the Company is well positioned to offer vendors an attractive medium through which they may participate in the electronic commerce market. The Company further believes its high-traffic levels, established brand and favorable user demographics will allow the Company to capture increasing portions of such electronic commerce transactions in the future.

BRANDING

  As one of the most popular sites on the Web, the Company believes Lycos has a strong, global brand name and presence. The Company seeks to continue its brand expansion through the extension and personalization of its product line, international partnerships and multi-media advertising campaigns. The Company ran television, print and online campaigns throughout fiscal year 1997 with the theme of Lycos as "Your Personal Internet Guide" and the tag line of "Get Lycos or...Get Lost". The Company believes that the campaign resulted in increased Lycos brand awareness and increased product usage. The Company plans to continue promoting its brand through television, print, online and radio campaigns during fiscal year 1998.

STRATEGIC ALLIANCES

  Netscape Premier Search and Navigation Provider. In March 1997, the Company renewed its one year "Premier Provider" agreement with Netscape Communications Corporation ("Netscape") for an additional one-year term. As a result, the Company was designated as one of four "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. This premier positioning on this highly-trafficked service provides branding and promotion as well as a source of distribution for the Company's products and services.

  Lycos Bertelsmann Joint Venture. On May 1, 1997, the Company entered into a joint venture agreement with Bertelsmann Internet Services to create localized versions of the Lycos search and navigation service throughout Europe. The new company, named Lycos Bertelsmann GmbH & Co. KG ("Lycos Bertelsmann"), is owned 50% by Lycos and 50% by Bertelsmann and is scheduled to develop local Internet navigation centers for up to 37 Eastern and Western European countries. Bertelsmann Internet Services, a subsidiary of Bertelsmann AG (the world's third-largest media company), has committed to provide $10.0 million in start-up capital, infrastructure and employees for the venture while Lycos provides the core technology and strong brand name. The joint venture leverages Bertelsmann's expansive media network to secure content, distribution and local presence with Lycos' technology and brand to create a formidable strategic alliance.

  Through Lycos Bertelsmann, international Internet users are able to access both a comprehensive, native-language interface and country-specific database along with abundant content from local sources. Lycos Bertelsmann's localized services allow users to perform local language searching of large, country-specific Website catalogs while still providing users the option to search the entire Lycos catalog. In addition, Web Guides provide international Internet users with the ease of subject-grouped navigation tools. The Lycos Bertelsmann navigation centers further promote the popular Lycos brand, retain the familiar look and feel of the Lycos family of services and add individual products and services based on the particular interests and resources of each country.

  The Microsoft Active Channel Guide. Lycos was selected by Microsoft as the exclusive developer and operator of the Microsoft Active Channel Guide on Microsoft Internet Explorer 4.0. The Active Channel Guide provides users of Microsoft Internet Explorer 4.0 easy access to a variety of Internet channels, including news, sports, business, entertainment and lifestyle. By utilizing Lycos' proprietary search technology, the Active Channel Guide enables users to quickly and easily locate specific channels of interest from the many being developed all over the world for Internet Explorer 4.0. The Active Channel Guide prominently displays the Lycos logo, providing brand exposure to the multitude of Microsoft Internet Explorer 4.0 users across the world. In addition, Lycos is the provider of search services to the World Wide Web from within the Active Channel Guide.

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

  The Lycos Catalog is built with the Company's proprietary spider indexing technology that enables it to collect and organize information on millions of Web pages and links in an intelligent and highly efficient manner. The Lycos technology creates and stores indexes of Web pages in the Lycos Catalog database, including Web addresses, headers, titles, outlines and text. The Lycos spider eliminates some of the most common words such as "the", "a", "and", "or" and "it" which the Company believes add no value and slow a search. The Company's spider technology allows it to differentiate its Lycos Catalog and related products and services in the following ways:

  Using Popularity to Guide the Exploration. Popular Web pages are more likely to be interesting and useful. The popularity of Web pages can be measured by the number of pages on other computers that have hypertext links to that page. The Company believes that the Lycos spider technology is the only indexing technology that uses popularity as a basis for searching Web pages. The Lycos spider explores the most popular pages on the Web by using proprietary algorithms to track the number of external hypertext links to each Web page. The Company also uses popularity ranking to determine how frequently the Web pages should be revisited, ensuring that the most popular pages in the Lycos Catalog are updated most frequently.

  Relevancy. Relevancy measures how closely the results of a search conform to a specific query. The ability of a catalog to deliver relevant responses depends upon the comprehensiveness of the underlying database and the accuracy of the retrieval software. The Company believes that its retrieval software, which uses position, frequency and proximity of words to assign relevancy scores, together with the comprehensiveness of the Lycos Catalog, enables the Lycos Catalog to deliver more relevant search results.

  Ability to Index Non-Textual Pages. The Internet contains many resources which are non-textual, such as images, sounds, movies and executable programs. The Lycos spider extracts the addresses of Web pages while also retaining text describing each link within those pages thereby indexing non-textual objects. The Company believes that its spider indexing technology differentiates its products and services with the ability to index these non-textual pages.

  Response Speed. In order to be practical for most users, catalogs must return results to queries quickly. The ability of a catalog to respond quickly to queries depends fundamentally on its underlying indexing and search technology. The Company believes that its technology enables it to offer one of the fastest performing search and directory services on the Web.

  Advanced Search Functionality. Lycos offers users an advanced search functionality which allows users to control the order in which their results are ranked by adjusting the importance of key search metrics. Users are guided on how to best use the array of search operators available for adjusting searches to deliver results which specifically meet their search needs. The Company believes it is the only major Internet navigation service to allow users to personally rank the relevancy of key search metrics when performing a search.

  The Lycos search and indexing technology was developed at Carnegie Mellon University ("CMU"). In June 1995, the Company, CMU, CMG@Ventures and CMG Information Services, Inc. ("CMGI") entered into a license agreement ("License Agreement") pursuant to which CMU granted to the Company a perpetual, worldwide right to use and sub-license the Lycos search and indexing technology and the Lycos Catalog and other intellectual property rights associated therewith, including the "Lycos" and "The Lycos Catalog of the Internet" trademarks and the domain name lycos.com, subject to the payment of certain specified royalties. The license has been granted to the Company on an exclusive basis, but is non-exclusive with respect to certain subcomponents of the licensed technology and is subject to two licenses to third parties which were assigned to the Company and to the rights of the United States Government to use an earlier version of the licensed technology. As part of the License Agreement, CMU retained the rights to use internally and for non-commercial research, educational or academic purposes the original Lycos Catalog as well as the database comprising the original Lycos Catalog. CMU also retained rights to any improvements and revisions, any technology, product or process developed by the Company which is based on the licensed technology, and any technology, product or process developed by Dr. Mauldin and employees under his direction at CMU and made available to the

Company under the License Agreement. The key search and indexing technology underlying the Lycos Catalog, as well as the Lycos Catalog and Lycos trademarks and logo, are licensed to or owned by CMU and licensed to the Company pursuant to the License Agreement.

  The License Agreement provided for an initial license fee of $500,000 paid by the Company to CMU plus the issuance to CMU of 20% of the initial common equity of the Company. In addition, pursuant to the License Agreement, the Company made further payments to CMU in an amount equal to 50% of gross revenues received from all sources until such payments totaled $750,000. All amounts due to CMU under this Agreement were paid as of July 31, 1996. In addition to amounts paid to CMU in connection with the License Agreement, the Company was also required to pay CMU an additional $525,000 pursuant to two licenses granted by CMU which were assigned to the Company. As of July 31, 1997, the Company had paid an aggregate of $400,000 to CMU pursuant to these licenses.

  CMU received on July 11, 1997 a notice of allowance of a patent for Lycos' search and indexing technology. Although a patent has not yet been issued, there are no legal or procedural impediments to issuance, and the Company understands that, consistent with past practice, the U.S. Patent and Trademark Office will issue the patent in the next three to six months.

  Lycos(R) is a registered trademark of Carnegie Mellon University. All other trademarks and service marks used in this Annual Report on Form 10-K are the property of Lycos or their respective owners.

COMPETITION

  The market for Internet products and services is highly competitive. Furthermore, the Company expects the market for Internet advertising to become intensely competitive as there are no substantial barriers to entry. The Company believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, features and quality of support.

  A number of companies currently offer competitive products in the Company's target markets. The primary competitors of the Company's products and services are other Internet catalog, directory and review services and include Digital Equipment Corporation's Alta Vista, Excite Inc. (including WebCrawler), HotBot, Infoseek Corporation and Yahoo! Corporation. The Company also competes directly with metasearch services that allow a user to search the databases of several catalogs and directories simultaneously and indirectly with database vendors that offer information search and retrieval capabilities with their core database products. In the future, the Company may encounter competition from providers of Web browser software and other Internet products and services that incorporate search and retrieval features into their offerings. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. Furthermore, the Company may also compete with online services and other Website operators as well as traditional offline media such as print and television for a share of advertisers' total advertising budgets.

EMPLOYEES

  As of October 24, 1997, Lycos employed 137 persons, including 63 in sales and marketing, 53 in research and development, product development and service operations and 21 in finance and administrative functions. The Company also employs 37 independent contractors for software development, documentation, artistic design and editorial reviews. None of the Company's employees are represented by a labor union and Lycos considers its employee relations to be good.

ITEM 2. PROPERTIES

  The Company's corporate headquarters is located in a 17,000 square foot office facility in Framingham, Massachusetts, under a lease which expires October 1999. The Company also leases facilities totaling approximately 13,000 square feet in Pittsburgh, Pennsylvania under leases that expire in March 2000 and November 2000, used for research and development, sales and service operations. The Company also maintains a 7,900 square foot sales office in New York, New York under a lease which expires in April 2002 and a 2,700 square foot sales office in San Francisco, California under a lease which expires in March 2002. Although the Company believes that its current facilities are adequate for its current needs, the Company is seeking to expand its existing facilities to support its growth. The Company believes that additional space will be available on acceptable terms.

  The Company maintains substantially all of its computer systems at its Pittsburgh, Pennsylvania site. The Company's operations are dependent in part upon its ability to protect its operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins or other similar events. Furthermore, despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of the Company's products and services which could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1997.

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

  The executive officers of the Company are:

   NAME                     AGE POSITION
   ----                     --- --------
   Robert J. Davis.........  41 President, Chief Executive Officer and Director
   Edward M. Philip........  32 Chief Operating Officer, Chief Financial Officer and Secretary
   Sangam Pant.............  32 Vice President of Engineering
   Mark G. Simmer..........  37 Vice President of Online Media
   Jan R. Horsfall.........  37 Vice President of Marketing
   David G. Peterson.......  40 Vice President of Advertising Sales
   Thomas E. Guilfoile.....  33 Vice President of Finance and Administration
   Jeffrey J. Crown........  38 Vice President of Business Development

  Robert J. Davis has served as President, Chief Executive Officer and Director of the Company since its inception in June 1995. From January 1993 to June 1995, Mr. Davis served as Vice President of Sales at Cambex Corporation, a manufacturer of computer-related products. From January 1982 to January 1993, Mr. Davis was employed by Wang Laboratories, a computer manufacturer, in various sales and marketing positions, including Director of United States Commercial Sales and Marketing and Director of Worldwide Marketing. Mr. Davis holds a Bachelor of Science degree, with highest honors, from Northeastern University and a Master in Business Administration from Babson College.

  Edward M. Philip has served as Chief Financial Officer and Secretary of the Company since December 1995 and Chief Operating Officer since December 1996. From July 1991 to December 1995, Mr. Philip was employed by The Walt Disney Company where he served in various finance positions, most recently as Vice President and Assistant Treasurer. From September 1989 to May 1991, Mr. Philip attended Harvard Business School. From August 1987 to June 1989, Mr. Philip was an investment banker at Salomon Brothers Inc. Mr. Philip received a Bachelor of Science degree in Economics and Mathematics from Vanderbilt University and a Master in Business Administration from Harvard Business School.

  Sangam Pant has served as Vice President of Engineering of the Company since April 1996. From December 1994 to March 1996, Mr. Pant was employed by AT&T where he served as Director of Internet Infrastructure Development with AT&T's New Media Services. Prior to his work with AT&T, Mr. Pant led the design and development of database systems at Interchange Network Company, and directed software development efforts for Ziff-Davis and Digital Equipment Corporation. Mr. Pant received a Master of Science degree in Electrical Engineering from the University of Florida and a Bachelor of Engineering degree in Electronics Engineering from Maharaja Sayajirao University in Baroda, India. Mr. Pant is currently obtaining a graduate degree from the Wharton School of Business in the Executive Master of Business Administration program. Mr. Pant also holds three patents and has published numerous papers in the area of distributed computing and database systems.

  Mark G. Simmer has served as Vice President of Online Media for the Company since October 1996, and previously served as its Editor-in-Chief since March 1996. From 1995 to 1996, Mr. Simmer served as a consultant to Point Communications, a Website ratings and review service acquired by Lycos in October 1995. From 1985 to 1995, Mr. Simmer was a Managing Editor and Executive Producer for Seattle-based King Broadcasting Company. Projects he supervised have won awards from the Seattle Chapter of the National

Academy of Television Arts and Sciences, the Associated Press, and the Robert
F. Kennedy Foundation. Mr. Simmer holds a Bachelor of Science degree in Political Science from Willamette University and completed the graduate professional program at the University of Missouri School of Journalism. From 1987 to 1989, Mr. Simmer also served as Adjunct Professor of Communication Studies at Whitworth College.

  Jan R. Horsfall has served as Vice President of Marketing of the Company since October 1996. Mr. Horsfall was formerly the Vice President of Brand Strategy for The Valvoline Company. In that capacity, Mr. Horsfall directed all consumer promotion, online interactive development, product portfolio management, consumer research and trade marketing. Previously, Mr. Horsfall was the Director of Marketing and Advertising for Valvoline and held various sales and marketing positions with that company since 1982. Mr. Horsfall holds a Bachelor of Science degree in marketing from Colorado State University and completed the Executive Development Program for Senior Management at the University of Indiana at Bloomington.

  David G. Peterson has served as Vice President of Advertising Sales of the Company since December 1996. From 1985 to 1996, Mr. Peterson served in various sales positions at International Data Group ("IDG"), most recently as Associate Publisher of Computerworld, where he was responsible for all U.S. advertising sales operations and managed seven regional offices. Previously, Mr. Peterson also held such positions within IDG as Vice President of Eastern Advertising Sales, Regional Vice President of New England Advertising Sales and District Manager. Mr. Peterson holds a Bachelor of Arts degree in Economics from the University of New Hampshire and a Master of Business Administration from Northeastern University.

  Thomas E. Guilfoile has served as Vice President of Finance and Administration since December 1996 and Controller since February 1996. From July 1986 to January 1996, Mr. Guilfoile was employed by Ernst & Young LLP, most recently as Senior Manager in the Entrepreneurial Services Group. While at Ernst and Young, Mr. Guilfoile provided both audit and consulting services to both privately held and publicly traded organizations, primarily in the high-tech area with a focus on companies in the Information, Communications and Entertainment industries. A Certified Public Accountant, Mr. Guilfoile is a member of the American Institute of Certified Public Accountant's and the Massachusetts Society of Certified Public Accountants; and a former member of the Board of Directors of the Smaller Business Association of New England. Mr. Guilfoile holds a Bachelor of Business Administration degree in accounting from the University of Notre Dame.

  Jeffrey J. Crown has served as Vice President of Business Development since July 1997 and previously served as Director of Business Development since January 1996. Mr. Crown was formerly the Director of Sales and Marketing for Xyvision, Inc. and has 15 years of technical sales and marketing experience at McDonnell Douglas and Auto-trol Technology Corporation. Mr. Crown holds a Bachelor of Science in Marketing/Industrial Sales from Penn State University.

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


      YEAR FISCAL QUARTER ENDED                                     HIGH   LOW
      ---- --------------------                                    ------ ------
      1998 October 31, 1997 (through October 24, 1997)...........  $42.00 $16.25
      1997 October 31, 1996......................................   12.75   5.75
           January 31, 1997......................................   18.75   9.50
           April 30, 1997........................................   22.75  12.00
           July 31, 1997.........................................   19.25  11.19
      1996 April 30, 1996 (commencing April 2, 1996).............   29.25  14.00
           July 31, 1996.........................................   19.25   5.88

  As of October 24, 1997, the Company had 14,062,827 shares of Common Stock held by approximately 213 shareholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

  The Company has not paid dividends on its Common Stock. The Company anticipates it will reinvest earnings to finance future growth, and therefore does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below under the caption Consolidated Statements of Operations Data with respect to the years ended July 31, 1997 and 1996 and for the period from Inception (June 1, 1995) to July 31, 1995 and under the caption Consolidated Balance Sheet Data at July 31, 1997, 1996 and 1995 are derived from the consolidated financial statements of the Company and its subsidiary, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The following selected consolidated financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                                   INCEPTION
                                     YEAR ENDED    YEAR ENDED    (JUNE 1, 1995)
                                    JULY 31, 1997 JULY 31, 1996 TO JULY 31, 1995
                                    ------------- ------------- ----------------
CONSOLIDATED STATEMENTS OF OPERA-
 TIONS DATA:
Revenues:
  Advertising.....................   $17,417,388   $ 4,478,474     $      --
  License, product and other......     4,855,654       778,753          5,000
                                     -----------   -----------     ----------
    Total revenues................    22,273,042     5,257,227          5,000
Cost of revenues (1)..............     4,731,599     3,224,842         27,576
                                     -----------   -----------     ----------
    Gross profit..................    17,541,443     2,032,385        (22,576)
Operating expenses:
  Research and development........     4,304,183       906,591         15,940
  In process research &
   development (2)................           --        452,000            --
  Sales and marketing (1).........    19,130,305     4,749,355         29,530
  General and administrative......     2,856,617     1,726,646         37,335
                                     -----------   -----------     ----------
    Total operating expenses......    26,291,105     7,834,592         82,805
                                     -----------   -----------     ----------
Operating loss....................    (8,749,662)   (5,802,207)      (105,381)
Interest income...................     2,130,472       714,369            --
                                     -----------   -----------     ----------
Net loss..........................   $(6,619,190)  $(5,087,838)    $ (105,381)
                                     ===========   ===========     ==========
Net loss per share (3)............   $     (0.48)  $     (0.42)    $    (0.01)
                                     ===========   ===========     ==========
Shares used in computing net loss
 per share........................    13,794,743    11,992,415     11,012,764
                                     ===========   ===========     ==========
                                    JULY 31, 1997 JULY 31, 1996  JULY 31, 1995
                                    ------------- ------------- ----------------
CONSOLIDATED BALANCE SHEET DATA:
Working capital...................   $38,129,429   $39,973,810     $  329,411
Total assets......................   $65,419,009   $53,660,575     $1,316,655
Long-term portion of deferred rev-
 enues, net of current portion....   $ 5,100,000           --             --
Total stockholders' equity........   $37,647,027   $44,106,157     $1,144,619

--------
(1) Certain amounts in 1997 and 1996, which were previously included in the consolidated income statement under the caption "Cost of revenues", have been reclassified as "Sales and marketing" expense for all periods presented. This reclassification conforms the Company's presentation to industry practice. This change in classification has no effect on previously reported net loss or net loss per share.
(2) Reflects "In process research & development" expense recorded in connection with the Company's acquisition of Point Communications.
(3) Net loss per share is calculated using the weighted average number of common stock and common stock equivalent shares outstanding during the respective periods. See Note 1 of Notes to Consolidated Financial Statements.

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

FISCAL 1997 COMPARED TO FISCAL 1996

RESULTS OF OPERATIONS

  Revenues. Total revenues for the year ended July 31, 1997 increased $17.0 million or 324%, to $22.3 million from $5.3 million for the previous year ended July 31, 1996 as a result of the growth in the number of advertisers, average contract size and value. As of July 31, 1997 deferred revenues increased 371% to $14.6 million attributable to license agreements for which there are significant obligations of the Company remaining, compared to $3.1 million at July 31, 1996. Billings in excess of revenues increased $1.0 million, or 71%, to $2.4 million attributable to billings in excess of revenues on advertising contracts, compared to $1.4 million at July 31, 1996.

  Advertising Revenues. Advertising revenues increased $12.9 million or 287%, to $17.4 million for the year ended July 31, 1997 representing 78% of total revenues. For the previous year ended July 31, 1996, advertising revenues were $4.5 million representing 85% of total revenues.

  The Company's advertising revenues are derived from the sale of advertising on its Internet Websites. Advertising contracts vary in duration from one week to five years but are generally short term in nature. Advertising contracts are principally sold as: (1) a "general rotation" contract under which a customer is guaranteed a number of impressions; (2) a "key word" contract in which a customer purchases the right to advertise in connection with specific word searches; (3) a "targeted" contract in which the customer purchases a specified number of impressions in one of the Web Guides or on a specific page or service, or (4) a combination of any or all of general rotation, key word and targeted contracts.

  License, Product and Other Revenues. License, product and other revenues increased $4.1 million or 529%, to $4.9 million for the year ended July 31, 1997, representing 22% of total revenues. For the previous year ended July 31, 1996, License, product and other revenues were $779,000, representing 15% of total revenues. For the year ended July 31, 1997, the increase in License, product and other revenue is attributable primarily to the addition of several new partners during the year, including, among others, Bertelsmann, Blockbuster and GTE.

  Cost of Revenues. Cost of revenues increased $1.5 million or 47%, to $4.7 million for the year ended July 31, 1997, representing 21% of total revenues. Cost of revenues for the previous year ended July 31, 1996 were $3.2 million, representing 60% of total revenues. As a percentage of total revenues Cost of revenues decreased 39% during the year ended July 31, 1997. Cost of revenues consist primarily of expenses associated with the ongoing maintenance and support of the Company's products and services, including compensation, consulting fees, equipment costs, networking and other related indirect costs. During 1997 the Company reclassified certain amounts in both 1997 and 1996 relating to the Company's agreements with Netscape from Cost of revenues to Sales and marketing expense. See "Sales and Marketing".

OPERATING EXPENSES

  Research and Development. Research and development expenses increased $3.4 million or 374%, to $4.3 million for the year ended July 31, 1997, representing 19% of total revenues for the year. For the year ended July 31, 1996, research and development expenses were $907,000, or 17% of total revenues. As a percentage of total revenues, research and development expenses increased 2% during the year ended July 31, 1997. Research and development expenses consist primarily of equipment and salary costs. The overall increase in research and development expenses was primarily due to increased engineering staffing to continue to develop and enhance all of the Company's different product lines.

  To date, all research and development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company expects to continue to commit substantial resources to research and development in the future.

  Sales and Marketing. Sales and marketing expenses increased $14.4 million or 306%, to $19.1 million for the year ended July 31, 1997, representing 86% of total revenues for the year. For the year ended July 31, 1996, sales and marketing expenses were $4.7 million, representing 89% of total revenues. As a percentage of total revenues, sales and marketing expenses decreased 3% during the year ended July 31, 1997. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions, and expenses associated with the Company's expanded advertising, marketing and public relations campaign. The Company expects continued increases in sales and marketing expenses in future periods. Sales and marketing expenses also includes the cost of the Company's "Premier Provider" Agreements with Netscape, as further described below.

  In April 1996, the Company entered into a one year "Premier Provider" Agreement ("the 1996 Agreement") with Netscape pursuant to which the Company was designated one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the 1996 Agreement, the Company is obligated to make installment payments totaling $5.0 million over the term of the 1996 Agreement. The Company recognizes the cost of this agreement ratably over the term of the 1996 Agreement, with the cost included in sales and marketing expense.

  In March 1997, the Company renewed its one year "Premier Provider" Agreement ("the 1997 Agreement") with Netscape pursuant to which the Company was designated one of four "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the 1997 Agreement, the Company is obligated to make installment payments totaling $4.7 million over the term of the 1997 Agreement, subject to adjustments under certain circumstances. The Company recognizes the cost of the 1997 Agreement ratably over the term of the 1997 Agreement with the cost included in sales and marketing expense.

  General and Administrative. General and administrative expenses increased $1.2 million or 71%, to $2.9 million for the year ended July 31, 1997, representing 13% of total revenues. For the year ended July 31, 1996, general and administrative expenses were $1.7 million, representing 32% of total revenues. As a percentage of total revenues, general and administrative expenses decreased 19% during the year ended July 31, 1997. General and administrative expenses consist primarily of compensation, rent expenses and fees for professional services. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel, installation of information systems and increased costs for professional services.

  Interest Income. Interest income increased $1.4 million or 194%, to $2.1 million for the year ended July 31, 1997, representing 9% of total revenues. Interest income was approximately $714,000 for the year ended July 31, 1996, representing 14% of total revenues. As a percentage of total revenues, interest income decreased 5% during the year ended July 31, 1997. Interest income is primarily from the investment of net proceeds received upon the closing of the Company's initial public offering in April 1996.

  Income Taxes. The Company has not recorded an income tax benefit because it has incurred net operating losses since Inception. As of July 31, 1997, the Company had approximately $3.5 million in Federal and State net operating loss carryforwards. Of this amount, approximately $276,000 relates to the acquisition of Point Communications and will reduce goodwill when utilized. The Federal net operating losses will expire beginning in 2010 if not utilized. The State net operating losses will expire beginning in 2000 if not utilized. A portion or all of net operating loss carryforwards which can be utilized in any year may be limited by changes in ownership of the Company, pursuant to Section 382 of the Internal Revenue Code and similar statutes.

FISCAL 1996 COMPARED TO FISCAL 1995

RESULTS OF OPERATIONS

  Revenues. Total revenues for the year ended July 31, 1996 totaled $5.3 million versus $5,000 in the period from Inception (June 1, 1995) to July 31, 1995 ("Inception Period"). As of July 31, 1996, the Company had deferred revenues of $3.1 million attributable to license agreements for which there are significant obligations of the Company remaining, and billings in excess of revenues of $1.4 million, attributable to billings in excess of revenues on advertising contracts.

  Advertising Revenues. Advertising revenues were $4.5 million for the year ended July 31, 1996 representing 85% of total revenues. The Company did not have any advertising revenues in the Inception Period. Advertising contracts vary in duration from one week to five years.

  License, Product and Other Revenues. License, product and other revenues were $779,000 for the year ended July 31, 1996, representing 15% of total revenues. All License, product and other revenues in the Inception Period were derived from one customer and totaled $5,000, representing 100% of total revenues. For the year ended July 31, 1996, the increase in License, product and other revenue is attributable primarily to the addition of over twenty new licensees during the year, including, among others, AT&T, Bertelsmann, CompuServe, Swedish Post and Viacom.

  Cost of Revenues. Cost of revenues were $3.2 million for the year ended July 31, 1996, representing 60% of total revenues. Cost of revenues for the Inception Period totaled $28,000, representing 560% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing, maintenance and support of the Company's products and services, including compensation, consulting fees, equipment, networking and other related indirect costs as well as the amortization cost associated with the Company's License Agreement with CMU. During 1997 the Company reclassified certain amounts in both 1997 and 1996 relating to the Company's agreements with Netscape from Cost of revenues to Sales and marketing expense. See "Sales and Marketing".

OPERATING EXPENSES

  Research and Development. Research and development expenses were $907,000 for the year ended July 31, 1996, representing 17% of total revenues for the year. During the Inception Period, research and development expenses were $16,000, or 320% of total revenues. Research and development expenses consist primarily of equipment and salary costs. The overall increase in research and development spending was primarily due to increased engineering staffing required to continue to develop and enhance the Company's product lines.

  In addition, during the year, the Company recorded $452,000 of in-process research and development expense related to the acquisition of Point Communications. To date, all research and development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company expects to continue to commit substantial resources to research and development in the future.

  Sales and Marketing. Sales and marketing expenses were $4.7 million for the year ended July 31, 1996, representing 89% of total revenues for the year. During the Inception Period ended July 31, 1995, sales and marketing expenses were $30,000, representing 600% of total revenues for the period. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions and expenses associated with the Company's expanded advertising, marketing and public relations campaign. Sales and marketing also includes the cost of the Company's "Premier Provider" Agreement with Netscape.

  General and Administrative. General and administrative expenses were approximately $1.7 million for the year ended July 31, 1996, representing 32% of total revenues. During the period ended July 31, 1995, general and administrative expenses were $37,000, representing 740% of total revenues. General and administrative expenses consist primarily of compensation, rent expenses and fees for professional services. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel, installation of information systems and increased costs for professional services.

  Interest Income. Interest income, was approximately $714,000 for the year ended July 31, 1996, resulting primarily from the investment of net proceeds received upon the closing of the Company's initial public offering in April 1996. There was no interest income in the Inception Period.

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

NEW ACCOUNTING PRONOUNCEMENTS

  Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company has adopted the disclosure provisions of SFAS 123 in 1997 and has applied APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized under SFAS 123 for the Company's stock option plans.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128") "Earnings per Share", which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for both interim and annual periods ending after December 15, 1997, and requires restatement of all prior-period EPS data. Earlier applicaton of this standard is not permitted. The Company believes that this pronouncement will not have a material adverse effect on its earnings per share.

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS No. 130") "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company believes that this pronouncement will not have a material adverse affect on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to its initial public offering, the Company financed its operations primarily from proceeds of the private sale of equity securities and, to a lesser extent, operating leases. On April 2, 1996, the Company completed an initial public offering of its common stock in which 3,000,000 shares of common stock were issued at a price of $16.00 per share. On April 12, 1996, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 135,000 shares of its common stock at $16.00 per share. Proceeds from the offering were approximately $46.0 million, net of offering costs.

  At July 31, 1997, the Company had cash and cash equivalents of approximately $40.8 million. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper.

  The Company used cash from operations of approximately $1.6 million in the year ended July 31, 1997, due primarily to the net loss, as well as increases in accounts receivable, license fees receivable and prepaid expenses. The Company's primary investing activity during the year has been, and further expenditures are anticipated to be, for the purchase of computers and office equipment to support the Company's continued growth. During the year ended July 31, 1997, the Company also used approximately $5.3 million for payments under the 1996 and 1997 Agreements with Netscape.

  At July 31, 1997, the Company had deferred revenues of $14.6 million representing primarily license fees to be earned in the future on noncancelable license agreements. In addition, the Company had billings in excess of revenues from advertising contracts of $2.4 million at July 31, 1997.

  In March 1997, the Company entered into the 1997 Agreement with Netscape pursuant to which the Company was designated one of four "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the 1997 Agreement, the Company is obligated to make installment payments totaling up to $4.7 million over the term of the 1997 Agreement, subject to adjustments under certain circumstances.

  From time to time, the Company expects to evaluate the acquisition of products, businesses and technologies that complement the Company's business. As of the date of this Report, the Company does not have any understandings, commitments or agreements with respect to any such material acquisitions.

  The Company currently believes that available funds, cash flows expected to be generated by operations, if any, will be sufficient to fund its working capital and capital expenditures requirements for at least the next twelve months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance products or services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, results of operations or financial condition.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

  Limited Operating History; Anticipation of Continued Losses. The Company was founded in June 1995 and for the year ended July 31, 1997 generated revenues of $22,273,042. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The

Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. The Company has achieved only limited revenues to date. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and therefore, the recent revenue growth experienced by the Company should not be taken as indicative of the rate of growth, if any, that can be expected in the future. There can be no assurance that the Company will sustain revenue growth or achieve or sustain profitability. The Company has incurred significant losses since inception and could continue to incur significant losses on a quarterly and annual basis for the foreseeable future. As of July 31, 1997, the Company had an accumulated deficit of $11.8 million. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  Potential Fluctuations in Quarterly Results. As a result of the Company's limited operating history, the Company does not have historical financial data for any significant period of time on which to base planned operating expenses. The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Quarterly sales and operating results generally depend on the advertising, electronic commerce, license fees and other revenues received within the quarter, which are difficult to forecast. Because the Company's expense levels are based upon anticipated advertising and licensing revenue, the Company may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to the Company's expectations would have an immediate adverse impact on the Company's business, results of operations and financial condition.

  In addition, the Company plans to significantly increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, broaden its customer support capabilities and establish brand identity and strategic alliances. In the future, leading Websites, browser providers and other distribution channels may require payments or other consideration in exchange for providing access to the Company's products and services, such as the Company's arrangements with Netscape and Microsoft. Additionally, the Company may incur costs pertaining to the introduction or enhancement of services by the Company or the acquisition of businesses or technologies. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the Internet industry, usage of the Internet, the level of traffic to the Company's Websites, demand for Internet advertising, seasonal trends in advertising sales, the advertising budgeting cycles of individual advertisers, capital expenditures and other costs relating to the expansion of operations, the introduction of new products or services by the Company or its competitors, the mix of the services sold, the channels through which those services are sold, and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. Due to the nascent nature of the Internet industry, the Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. The Company also has experienced, and expects to continue to experience, seasonality in its business, with user traffic on the Company's site and affiliated sites being lower during the summer and year-end vacation and holiday periods, when usage of the Web and the Company's services has typically declined. Due to all of the foregoing factors and others that the Company cannot predict, it is possible that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  Developing Market; Unproven Acceptance of the Company's Products and Services; Uncertain Adoption of the Internet as an Advertising Medium. The market for the Company's products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for use on the Internet. The Company's market is highly dependent upon the increased use of the Internet for information publication, distribution and commerce, and on the development of the Internet as an advertising medium. The Company's future operating results will depend upon the growth of the Internet advertising market, the successful implementation of the Company's advertising program and its ability to establish licensing relationships and other strategic alliances with leading Internet businesses. There can be no assurance, however, that the Internet advertising market will develop as an attractive and sustainable medium, that the Company will achieve or sustain market acceptance of its products and services or that the Company will be able to execute its business plan successfully. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry is young and has few proven products. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, quality of service and acceptance of advertising) remain unresolved and may impact the growth of the Internet, or the placement of advertisements on the Internet or the growth of the Internet as a means of electronic commerce. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an attractive medium for advertising, the Company's business, results of operations and financial condition will be materially adversely affected.

  Because the market for the Company's products and services is new and evolving, it is difficult to predict the size of this market and growth rate, if any. There can be no assurance that the market for the Company's products and services will develop or that demand for the Company's products or services will emerge or become sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--Company Overview."

  Risks Associated with Brand Development. The Company believes that establishing and maintaining the "Lycos" brand is a crucial aspect of its efforts to continue to expand and attract its Internet audience and that the importance of brand recognition will increase in the future due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the "Lycos" brand will depend largely on the Company's ability to provide consistently high-quality products and services, which cannot be assured. If consumers do not perceive the Company's existing products and services to be of high quality, or if the Company introduces new products and services or enters into new business ventures that are not favorably received by consumers, the Company will be unsuccessful in promoting and maintaining its brand, and will risk diluting its brand and decreasing the attractiveness of its audiences to advertisers.

  Reliance on Advertising Revenues. The Company derives a significant portion of its revenues from the sale of advertisements on its Web pages. For the fiscal year ended July 31, 1997, advertising revenues represented approximately 78% of the Company's total revenues. The Company's strategy is to continue to develop advertising and other methods of generating revenues through the use of its products and services. The Company is in the early stages of licensing its products and technology and in implementing its advertising program.

  The Company's ability to generate significant advertising revenues will depend, among other things, on advertisers' acceptance of the Internet as an attractive and sustainable medium, the development of a large base of users of the Company's products and services possessing demographic characteristics attractive to advertisers, the expansion of the Company's advertising sales force and the development of the Internet as an attractive platform for electronic commerce. In addition, there is fluid and intense competition in the sale of advertising on the Internet, resulting in a wide range of rates quoted and a variety of pricing models offered by different vendors for a variety of advertising services, which makes it difficult to project future levels of advertising revenues that will be realized generally or by any specific company. It is also difficult to predict which pricing models will be adopted by the industry or advertisers. For example, advertising rates based on the number of "click throughs" from the Company's network to advertisers' pages, instead of rates based solely on the number of impressions, could materially adversely affect the Company's revenues. In addition, "filter" software programs that limit or remove advertising from the Web user's desktop are available. The widespread adoption of such software by users could have a material adverse effect on the viability of advertising on the Web. Accordingly, there can be no assurance that the Company will be successful in generating significant future advertising revenues, and the failure to do so would have a material adverse effect on the Company's business results of operations and financial condition. Further, significant and consistent investment on the Internet by many advertisers is dependent upon validation that the Internet is an effective advertising medium, which validation has not yet occurred and which is essential to the achievement of steady and predictable advertising revenues. See "Business--Company Overview" and "Business--Advertising."

  Dependence on Third Party Relationships. The Company is dependent on a number of third party relationships to create traffic on the Company's Websites and consequently generate revenues. These relationships include arrangements relating to the positioning of the Company's products and services on Web browsers such as those offered by Netscape and Microsoft, and on other sites through license agreements in which Internet sites are linked to or otherwise utilize the Company's services. In March 1997, the Company renewed its one-year "Premier Provider" Agreement with Netscape pursuant to which the Company will remain one of four "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser through April 30, 1998. Under the terms of this Agreement, subject to adjustments under certain circumstances, the Company is obligated to make minimum installment payments totaling $4.7 million over the term of the Agreement. For the fiscal year ended July 31, 1997, a significant portion of the traffic to the Company's Websites was derived through the Netscape browser. There can be no assurance that the Company will be able to enter into a new "Premier Provider" arrangement after the expiration of the current one year term on terms and conditions similar to those contained in the existing agreement, if at all. A material change in such terms or a failure to renew the Agreement could have an adverse effect on the Company's business, results of operations and financial condition.

  The Company is dependent on Website operators that provide links to the Company's Websites. The Company also licenses technology and related databases from third parties for certain elements of the Company's properties, including telephone directories, email, chat, street mapping and other similar services. The Company believes that certain of its third party relationships are important to its ability to attract traffic and advertisers. Any errors, failures or delays experienced in connection with these third party technologies and information services could alienate the Company's users and adversely affect the Company's brand and its business. Although the Company views these relationships as important direct and indirect factors in the generation of revenues, most of the Company's arrangements do not include minimum commitments to use the Company's services or to provide access or links to the Company's products or services in the future, are not exclusive and generally have a term of only one to three years. In addition, there can be no assurance that the Company's partners regard their relationship with the Company as important to their own respective businesses and operations, that they will not re-assess their commitment to the Company's products or services at any time in the future, or that they will not develop their own competitive products or services. There can be no assurance that the Company's existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenues for the Company. Failure of one or more of the Company's partnering relationships to achieve or maintain market acceptance or commercial success, or the termination of one or more successful partnering relationships, could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, the termination of the Company's position on a Web browser, or the grant to a competitor of an exclusive arrangement with respect to positioning on a Web browser, would significantly reduce traffic on the Company's Websites, which would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Licensing" and "Business--Electronic Commerce."

  Intense Competition. The market for Internet products and services is highly competitive. In addition, the market for Internet advertising is intensely competitive. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company believes that the principal competitive factors in this market are name recognition, performance, ease of use, a variety of value-added services, functionality and features, and quality of support.

  A number of companies offer competitive products addressing certain of the Company's target markets. The primary competitors of the Company's products and services are other Internet search, directory and navigation services, including Digital Equipment Corporation's Alta Vista, Excite, Inc. (including WebCrawler), HotBot, Infoseek Corporation and Yahoo! Corporation. In addition, the Company competes with metasearch services that allow a user to search the databases of several catalogs and directories simultaneously. The Company also competes indirectly with database vendors that offer information search and retrieval capabilities with their core database products. In the future, the Company may encounter competition from providers of Web browser software and other Internet products and services that incorporate search and retrieval features into their offerings. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company's competitors will not develop Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. Moreover, a number of the Company's current advertising customers and partners have established relationships with certain of the Company's competitors, and future advertising customers and partners may establish similar relationships. The Company competes with online services and other Website operators as well as traditional offline media, such as print and television, for a share of advertisers' total advertising budgets. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Competition."

  Management of Growth; Need to Establish Infrastructure; Additional Personnel. The rapid execution necessary for the Company to successfully offer its products and services and implement its business plan in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial and operational resources. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. Further, the Company will be required to manage multiple relationships with various customers and other third parties. There can be no assurance that the Company has made adequate allowances for the costs and risks associated with this expansion and transition, that the Company's systems, procedures or controls will be adequate to support the Company's operations, or that the Company's management will be able to achieve the rapid execution necessary to offer successfully the Company's products and services and implement its business plan. The Company's future operating results will also depend on its ability to expand its advertising sales and business development organizations and expand its support organization commensurate with the growth of its business. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--Employees."

  Risks Associated with International Expansion. International sales, primarily in the form of license agreements, accounted for less than 10% of the Company's revenues for the fiscal year ended July 31, 1997. As part of its business strategy, the Company is seeking opportunities to expand its products and services into international markets. In this regard, in May 1997, the Company formed Lycos Bertelsmann GmbH & Co. KG in conjunction with Bertelsmann AG to offer Lycos search services in Europe. The Company believes that such expansion is important to the Company's ability to continue to grow and to market its products and services. In marketing its products and services internationally, however, the Company will face new competitors. In addition, the ability of the Company to enter the international markets will be dependent upon the Company's ability to create localized versions of its products and services. There can be no assurance that the Company will be successful in creating localized versions of its products and services or marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. To date, the Company has limited experience in marketing and distributing its products internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in those requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, operating results and financial condition.

  Dependence on the Internet. The use of the Company's products and services will depend in large part upon the development by others of an infrastructure for providing Internet access and services. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any certainty whether the Internet will prove to be a viable commercial marketplace. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols (for example, the next-generation Internet Protocol) to handle increased levels of Internet activity. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed or, if developed, that the Internet will become a viable commercial marketplace for products and services such as those offered by the Company. In particular, the Internet is an unproven medium for paid advertising sponsorship of services such as the Company's. If the necessary infrastructure or complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace or platform for advertising, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--Company Overview."

  Risk of Capacity Constraints and System Failure Relating to the Lycos Products and Services. A key element of the Company's strategy is to generate a high volume of traffic to its products and services, which the Company makes available free of charge to users of the Internet. Accordingly, the performance of the Company's products and services is critical to the Company's reputation, its ability to attract advertisers to the Company's Websites and market acceptance of these products and services. Any system failure that causes interruptions in the availability or increases response time of the Company's products and services would result in less traffic to the Company's Websites and, if sustained or repeated, would reduce the attractiveness of the Company's products and services to advertisers and partners. An increase in the volume of searches conducted through the Company's products and services could strain the capacity of the software or hardware deployed by the Company or the capacity of the Company's network infrastructure, which could lead to slower response time or system failures. Any failure to expand the capacity of the Company's hardware or network infrastructure on a timely basis or on commercially reasonable terms could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, as the number of Web pages and users increases, there can be no assurance that the Company's products and services will be able to scale proportionately.

  The Company is dependent upon Web browsers and Internet and online service providers for access to its products and services, and users have experienced difficulties due to browser and provider system failures unrelated to the Company's systems, products and services. The Company is also dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment and services used to provide its products and services. Substantially all of the Company's hardware operations are located at its computer facility located in Pittsburgh, Pennsylvania. There can be no assurance that a system failure at this location would not adversely affect the performance of the Company's products and services. This system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have a disaster recovery plan. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to users of the Company's products and services. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Properties."

  Technological Change and New Products. The market for Internet products and services is characterized by rapidly changing technology, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new Internet products in the near future. The Company's future success will depend in significant part on its ability to continually improve the performance, features and reliability of the Lycos Catalog in response to both evolving demands of the marketplace and competitive product offerings, and there can be no assurance that the Company will be successful in doing so. In addition, a key element of the Company's business strategy is the development, introduction and integration of new products that capitalize on the increasing use of the Internet. There can be no assurance that the Company will be successful in developing or integrating such products or services or that such products and services will meet with market acceptance. In addition, new product releases by the Company may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and viewer support, which will adversely affect the use of the Company's products and services and, consequently, the Company's business, results of operations or financial condition. See "Business--Research and Product Development."

 Protection of Proprietary Technology. The Company relies upon copyright law, trade secret protection and confidentiality agreements with its employees, customers and others to protect its proprietary technology. Effective trademark, copyright and trade secret protection may not be available in every foreign country in which the Company's products are distributed. There can be no assurance that the steps taken by the Company or CMU to protect their proprietary technology will be adequate to prevent misappropriation of their technology by third parties, or that third parties will not be able to independently develop similar technology. In addition, there can be no assurance that other parties will not assert technology infringement claims against the Company.

  Government Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Web. However, due to the increasing popularity and use of the Web, it is possible that a number of laws and regulations may be adopted with respect to the Web, covering issues such as user privacy, pricing, characteristics and quality of products and services. For example, the Company may be subject to the provisions of the recently enacted Communications Decency Act (the "CDA"). Although the manner in which the CDA will be interpreted and enforced and its effect on the Company's operations cannot be determined, it is possible that the CDA could expose the Company to substantial liability. The CDA could also dampen the growth in the use of the Web generally and decrease the acceptance of the Web as a communications and commercial medium, and could, thereby, have a material adverse effect on the Company's business, results of operations and financial condition. The adoption of any additional laws or regulations may decrease the growth of the Web, which could in turn decrease the demand for the Company's services and products or increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, results of operations and financial condition.

  Dependence on Key Personnel. The Company's performance is substantially dependent on the performance of its executive officers and key employees, all of whom have worked together for only a short period of time. The Company does not have in place key person life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations or financial condition of the Company. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, hire, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire, assimilate or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, results of operations or financial condition. See "Business--Employees."

  Liability for Information Retrieved from the Internet. Because material may be downloaded, by the online or Internet services operated or facilitated by the Company or the Internet access providers with which the Company has relationships, and be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials, including claims based on the Company providing access to obscene, lascivious or indecent information. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type, or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company.

  Risks Associated with Potential Acquisitions. The Company may in the future pursue acquisitions of companies, technologies or assets that complement the Company's business. Future acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs, and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. Future acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns along with the risks involved in entering markets in which the Company has little or no experience. As of the date of this Report, the Company does not have any commitments, agreements or understandings with regard to any material acquisition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART                                                                                               PAGE
I.      FINANCIAL INFORMATION                                                                      ----
Item 1  Consolidated Financial Statements:
        Independent Auditors' Report..............................................................  30
        Consolidated Balance Sheets at July 31, 1997 and 1996.....................................  31
        Consolidated Statements of Operations for the years ended July 31, 1997 and 1996 and for the period from Inception (June 1, 1995) to July 31, 1995........................  32
        Consolidated Statements of Stockholders' Equity for the years ended July 31, 1997 and 1996 and for the period from Inception (June 1, 1995) to July 31, 1995........................  33
        Consolidated Statements of Cash Flows for the years ended July 31, 1997 and 1996 and for the period from Inception (June 1, 1995) to July 31, 1995........................  34
        Notes to Consolidated Financial Statements................................................  36

PART II. FINANCIAL STATEMENT SCHEDULES

  All schedules have been omitted since they are either not applicable, not required, or the information is included elsewhere herein.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Lycos, Inc.:

  We have audited the accompanying consolidated balance sheets of Lycos, Inc. as of July 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 1997 and 1996 and for the period from Inception (June 1, 1995) to July 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lycos, Inc. at July 31, 1997 and 1996, and the results of its operations and cash flows for the years ended July 31, 1997 and 1996 and for the period from Inception (June 1, 1995) to July 31, 1995, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Boston, Massachusetts
August 23, 1997

                                  LYCOS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                       JULY 31,     JULY 31,
                                                         1997         1996
                                                      -----------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $40,766,258  $44,142,187
  Accounts receivable, less allowance for doubtful
   accounts of
   $554,000 and $200,000 at July 31, 1997 and 1996,
   respectively......................................   6,634,262    3,293,925
  License fees receivable............................   9,065,806    1,032,405
  Prepaid expenses...................................   4,278,418      981,711
                                                      -----------  -----------
    Total current assets.............................  60,744,744   49,450,228
                                                      -----------  -----------
Property and equipment, less accumulated deprecia-
 tion................................................   2,397,600    1,405,768
Long-term license fees receivable....................     650,000      951,816
License agreement, net...............................   1,123,645    1,513,466
Goodwill, net........................................     119,405      171,682
Other assets.........................................     383,615      167,615
                                                      -----------  -----------
    Total assets..................................... $65,419,009  $53,660,575
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... $ 3,289,513  $ 2,741,879
  Accrued expenses...................................   7,387,707    1,746,418
  Deferred revenues..................................   9,541,566    3,148,422
  Billings in excess of revenues.....................   2,387,424    1,402,432
  Due to related parties.............................       9,105      437,267
                                                      -----------  -----------
    Total current liabilities........................  22,615,315    9,476,418
                                                      -----------  -----------
Long term portion of deferred revenues...............   5,100,000          --
Deferred income taxes................................      56,667       78,000
                                                      -----------  -----------
                                                        5,156,667       78,000
                                                      -----------  -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized, none
   issued or outstanding.............................         --           --
  Common stock, $.01 par value; 40,000,000 shares
   authorized, 13,796,620 shares at July 31, 1997 and
   13,792,896 at July 31, 1996 issued and
   outstanding.......................................     137,966      137,929
  Additional paid-in capital.........................  49,506,906   49,537,608
  Deferred compensation..............................    (185,436)    (376,161)
  Accumulated deficit................................ (11,812,409)  (5,193,219)
                                                      -----------  -----------
    Total stockholders' equity.......................  37,647,027   44,106,157
                                                      -----------  -----------
    Total liabilities and stockholders' equity....... $65,419,009  $53,660,575
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                     YEAR ENDED   YEAR ENDED      INCEPTION
                                      JULY 31,     JULY 31,     (JUNE 1, 1995)
                                        1997         1996      TO JULY 31, 1995
                                     -----------  -----------  ----------------
Revenues:
  Advertising....................... $17,417,388  $ 4,478,474     $      --
  License, product and other........   4,855,654      778,753          5,000
                                     -----------  -----------     ----------
    Total revenues..................  22,273,042    5,257,227          5,000
Cost of revenues....................   4,731,599    3,224,842         27,576
                                     -----------  -----------     ----------
    Gross profit....................  17,541,443    2,032,385        (22,576)
Operating expenses:
  Research and development..........   4,304,183      906,591         15,940
  In process research and
   development......................         --       452,000            --
  Sales and marketing...............  19,130,305    4,749,355         29,530
  General and administrative........   2,856,617    1,726,646         37,335
                                     -----------  -----------     ----------
    Total operating expenses........  26,291,105    7,834,592         82,805
                                     -----------  -----------     ----------
Operating loss......................  (8,749,662)  (5,802,207)      (105,381)
Interest income.....................   2,130,472      714,369            --
                                     -----------  -----------     ----------
Net loss............................ $(6,619,190) $(5,087,838)    $ (105,381)
                                     ===========  ===========     ==========
Net loss per share.................. $     (0.48) $     (0.42)    $    (0.01)
                                     ===========  ===========     ==========
Shares used in computing net loss
 per share..........................  13,794,743   11,992,415     11,012,764
                                     ===========  ===========     ==========


          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              ADDITIONAL
                             COMMON STOCK       PAID-IN      DEFERRED   ACCUMULATED
                            SHARES    AMOUNT    CAPITAL    COMPENSATION   DEFICIT        TOTAL
                          ---------- -------- -----------  ------------ ------------  ------------
Issuance of common stock
 in connection with the
 formation of the
 Company................   8,000,000 $ 80,000 $   920,000   $      --   $        --   $  1,000,000
Capital contribution
 related to License
 Agreement..............   2,000,000   20,000     230,000          --            --        250,000
Deferred compensation
 related to grant of
 stock options..........         --       --       87,000      (87,000)          --            --
Net loss................         --       --          --           --       (105,381)     (105,381)
                          ---------- -------- -----------   ----------  ------------  ------------
Balances at July 31,
 1995...................  10,000,000 $100,000 $ 1,237,000   $  (87,000) $   (105,381) $  1,144,619
Capital contribution....         --       --    1,000,000          --            --      1,000,000
Capital contribution
 related to License
 Agreement..............         --       --      250,000          --            --        250,000
Issuance of common stock
 in connection with
 acquisition of Point
 Communications.........     526,316    5,263     536,737          --            --        542,000
Issuance of common stock
 pursuant to certain
 preemptive rights......     131,580    1,316     327,634          --            --        328,950
Issuance of common stock
 in connection with
 Initial Public
 Offering, net of
 offering costs.........   3,135,000   31,350  45,662,732          --            --     45,694,082
Deferred compensation
 related to grant of
 stock options..........         --       --      523,505     (523,505)          --            --
Amortization of deferred
 compensation...........         --       --          --       234,344           --        234,344
Net loss................         --       --          --           --     (5,087,838)   (5,087,838)
                          ---------- -------- -----------   ----------  ------------  ------------
Balances at July 31,
 1996...................  13,792,896 $137,929 $49,537,608   $ (376,161) $ (5,193,219) $ 44,106,157
Issuance of common stock
 in connection with the
 Employee Stock Purchase
 Plan...................       3,724       37      18,365          --            --         18,402
Cancellation of options.         --       --      (49,067)      49,067           --            --
Amortization of deferred
 compensation...........         --       --          --       141,658           --        141,658
Net loss................         --       --          --           --     (6,619,190)   (6,619,190)
                          ---------- -------- -----------   ----------  ------------  ------------
Balances at July 31,
 1997...................  13,796,620 $137,966 $49,506,906   $ (185,436) $(11,812,409) $ 37,647,027
                          ========== ======== ===========   ==========  ============  ============


          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  INCEPTION
                                    YEAR ENDED    YEAR ENDED    (JUNE 1, 1995)
                                   JULY 31, 1997 JULY 31, 1996 TO JULY 31, 1995
                                   ------------- ------------- ----------------
OPERATING ACTIVITIES
Net loss.........................   $(6,619,190)  $(5,087,838)    $(105,381)
Adjustments to reconcile net loss
 to net cash provided by (used
 in) operating activities:
  Amortization of deferred
   compensation..................       141,658       234,344           --
  Depreciation and amortization..     1,269,064       642,218        13,817
  Allowance for doubtful
   accounts......................       405,000       200,000           --
  In process research and
   development expense...........           --        452,000           --
Changes in operating assets and
 liabilities:
  Accounts receivable............    (3,745,337)   (3,454,950)       (5,000)
  License fees receivable........    (7,731,585)   (1,984,221)          --
  Prepaid expenses...............    (3,296,707)     (981,711)          --
  Other assets...................      (216,000)     (167,615)          --
  Accounts payable...............       547,634     2,600,071        44,074
  Accrued expenses...............     5,641,289     1,735,693         6,355
  Deferred revenues..............    11,493,144     3,125,285           --
  Billings in excess of revenues.       984,992     1,402,432           --
  Due to related parties.........      (428,162)      295,660        71,607
  Deferred income taxes..........       (21,333)       28,000           --
                                    -----------   -----------     ---------
Net cash provided by (used in)
 operating activities............    (1,575,533)     (960,632)       25,472
                                    -----------   -----------     ---------
INVESTING ACTIVITIES
Purchase of property and equip-
 ment............................    (1,818,798)   (1,632,079)      (79,025)
Payments under License Agreement.           --       (750,000)     (500,000)
Cash acquired through acquisition
 of Point Communications.........           --         17,137           --
                                    -----------   -----------     ---------
Net cash used in investing activ-
 ities...........................    (1,818,798)   (2,364,942)     (579,025)
                                    -----------   -----------     ---------
FINANCING ACTIVITIES
Proceeds from issuance of common
 stock, net of offering costs....        18,402    46,021,314     1,000,000
Proceeds from capital contribu-
 tion............................           --      1,000,000           --
                                    -----------   -----------     ---------
Cash provided by financing activ-
 ities...........................        18,402    47,021,314     1,000,000
                                    -----------   -----------     ---------
Net increase (decrease) in cash
 and cash equivalents............    (3,375,929)   43,695,740       446,447
Cash and cash equivalents at be-
 ginning of period...............    44,142,187       446,447           --
                                    -----------   -----------     ---------
Cash and cash equivalents at end
 of period.......................   $40,766,258   $44,142,187     $ 446,447
                                    ===========   ===========     =========

                                  LYCOS, INC.

                                                                   INCEPTION
                                     YEAR ENDED    YEAR ENDED    (JUNE 1, 1995)
                                    JULY 31, 1997 JULY 31, 1996 TO JULY 31, 1995
                                    ------------- ------------- ----------------
Schedule of non-cash financing and
 investing activities:
 Issuance of common stock for
  License Agreement...............     $   --       $300,000        $300,000
 Recognition of deferred tax
  liability related to License
  Agreement.......................         --         50,000          50,000
 Assets and liabilities recognized
  upon acquisition of Point
  Communications..................         --            --              --
    Accounts receivable...........         --         33,975             --
    Property and equipment........         --         47,496             --
    Goodwill......................         --        186,633             --
    Accounts payable..............         --         97,734             --
    Deferred revenues.............         --         23,137             --
    Accrued expenses..............         --          4,370             --
    Due to related parties........         --         70,000             --


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

 Joint Venture

  On May 1, 1997, the Company entered into a joint venture agreement with Bertelsmann Internet Services to create localized versions of the Lycos search and navigation service throughout Europe. The new company, named Lycos Bertelsmann GmbH & Co. KG ("Lycos Bertelsmann"), is owned 50% by Lycos and 50% by Bertelsmann and is scheduled to develop local Internet navigation centers for up to 37 Eastern and Western European countries. Bertelsmann Internet Services, a subsidiary of Bertelsmann AG, has committed to provide $10.0 million in start-up capital, infrastructure and employees for the venture while Lycos will provide the core technology and brand name. The carrying value of the Company's investment in Lycos Bertelsmann was not material at May 1, 1997. The investment is accounted for under the equity method and accordingly, the Company will recognize 50% of the net profits of Lycos Bertelsmann when realized.

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

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents. At July 31, 1997 and 1996, the Company had no investments with maturities greater than three months.

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

                                  LYCOS, INC.

  Licensed technology, included in the accompanying balance sheets under "License Agreement", is being amortized on a straight-line basis over its estimated five-year economic life.

 Revenue Recognition

  The Company's advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a number of impressions for a fixed fee or on a per impression basis with an established minimum fee. Revenues from advertising are recognized as the services are performed.

  The Company's license, product and other revenues are derived principally from product licensing fees and fees from maintenance and support of its products. License, product and other revenues are generally recognized upon delivery provided that no significant Company obligations remain and collection of the receivable is probable. In cases where there are significant remaining obligations, the Company defers such revenue until those obligations are satisfied. Fees from maintenance and support of the Company's products including revenues bundled with the initial licensing fees are deferred and recognized ratably over the service period.

 Research and Development Costs

  Research and development expenditures are expensed as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to consumers. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

 Advertising Costs

  The Company expenses advertising production costs as incurred. Advertising expense was approximately $4,427,000 and $567,000 for the years ended July 31, 1997 and July 31, 1996, respectively. There was no advertising expense for the period from Inception (June 1, 1995) to July 31, 1995.

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

 Concentration of Credit Risk

  Substantially all of the Company's excess cash has been invested in highly liquid investments with maturities of three months or less.

  The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable. The Company maintains allowances for credit losses and such losses have been within management's expectations. Direct write-offs of accounts receivable were $51,000 for the year ended July 31, 1997. There were no direct write-offs of accounts receivable for the year ended July 31, 1996. No single customer accounted for greater than 10% of total revenues during the years ended July 31, 1997 and 1996.

                                  LYCOS, INC.

  The Company's services are provided to customers in several industries primarily in North America. Sales to foreign customers for the years ended July 31, 1997 and 1996 were approximately $1,700,000 and $385,000, respectively. Accounts receivable, license fees receivable and deferred revenue from foreign customers at July 31, 1997 were approximately $151,000, $972,000 and $29,000, respectively.

 Financial Instruments

  The recorded amounts of financial instruments, including cash equivalents, receivables, accounts payable, accrued expenses and deferred revenues, approximate their fair market values as of July 31, 1997. The Company has no investments in derivative financial instruments.

 Per Share Amounts

  Net loss per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, such computations include all common and common equivalent shares issued at less than the initial public offering price within twelve months of the filing date of the Company's initial public offering in April 1996 as if they were outstanding for all periods presented using the treasury stock method and the anticipated initial public offering price. Fully diluted and primary earnings per share are the same for all periods presented.

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

 License Fees Receivable

  License fees receivable are comprised of fees to be received in the future on licensing agreements existing at the balance sheet date.

 Deferred Revenues

  Deferred revenues are comprised of license fees to be earned in the future on noncancelable license agreements existing at the balance sheet date.

 Reclassifications

  Certain amounts in 1997 and 1996, which were previously included in the consolidated income statement under the caption "Cost of revenues", have been reclassified as "Sales and marketing" expense for all periods presented. This change in classification has no effect on previously reported net loss or net loss per share.

                                  LYCOS, INC.

 New Accounting Pronouncements

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company has adopted the disclosure provisions of SFAS 123 in 1997 and has applied APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's stock option plans.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128") "Earnings per Share", which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period EPS data. Earlier application of this standard is not permitted. The Company believes that this pronouncement will not have a material adverse effect on its earnings per share.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. The Company believes that this pronouncement will not have a material adverse effect on its results of operations.

2. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

                                  JULY 31,    JULY 31,
                                    1997        1996
                                 ----------  ----------
       Computers and equipment.  $2,234,012  $1,495,481
       Furniture and fixtures..     563,756      79,290
       Leasehold improvements..     585,912      89,644
       Purchased software......     141,096      46,690
                                 ----------  ----------
                                  3,524,776   1,711,105
       Less accumulated
        depreciation and         (1,127,176)   (305,337)
        amortization...........  ----------  ----------
                                 $2,397,600  $1,405,768
                                 ==========  ==========

                                  LYCOS, INC.

3. LICENSE AGREEMENT

  In connection with the formation of the Company, the Company, CMU, CMG@Ventures and CMG Information Services, Inc. ("CMGI") entered into a license agreement ("License Agreement") pursuant to which CMU granted the Company a perpetual, exclusive (with certain limited exceptions), worldwide license to use the Lycos Internet search and indexing technology and the Lycos Catalog. The Company paid licensing fees and additional payments equal to 50% of certain cash receipts, as defined, totaling approximately $1,250,000. All amounts due under the License Agreement were paid as of July 31, 1996. The Company also issued 2,000,000 shares of common stock in connection with this Agreement. Accumulated amortization under the License Agreement at July 31, 1997 and 1996 was $726,000 and $337,000, respectively.

  On February 9, 1996, the Company sold 91,580 shares and 40,000 shares of common stock and options to acquire 59,726 shares and 26,086 shares of Common Stock to CMU and Dr. Michael Mauldin, respectively, for an aggregate purchase price of $328,950, pursuant to the exercise of preemptive rights granted to these parties in the License Agreement. These preemptive rights were exercised in connection with the issuance of shares of common stock pertaining to the Company's acquistion of Point Communications Corporation ("Point Communications") on October 12, 1995 (see Note 4). The options granted to Dr. Mauldin and CMU have an exercise price of $2.00 per share and became fully vested upon completion of the Company's initial public offering in April 1996.


4. ACQUISITION OF POINT COMMUNICATIONS CORPORATION

  On October 12, 1995, the Company acquired all of the outstanding shares of Point Communications, a development stage company involved in developing systems design and creating database software and the related database for purposes of reviewing and ranking sites on the Internet. In connection with such acquisition, accounted for as a purchase, the Company issued 526,316 shares valued at $542,000 (based on an independent valuation). The former owner of Point Communications also received an option to purchase an additional 343,248 shares at an exercise price of $2.00 per share. The option has a ten-year term and became vested upon the closing of the Company's initial public offering in April 1996. At July 31, 1997 all of these options remained outstanding.

  The purchase price was allocated as follows:

      In process research and development............................ $ 452,000
      Goodwill.......................................................   186,000
      Other assets, principally cash and receivables.................    99,000
      Liabilities assumed............................................  (195,000)
                                                                      ---------
                                                                      $ 542,000
                                                                      =========

  Purchased research and development expensed at the time of acquisition represents the estimated current fair value (using the Cost-to-Create valuation method) of a specifically identifiable project under development which did not meet the accounting criteria for capitalization. Accumulated amortization on goodwill was approximately $67,000 and $14,000 at July 31, 1997 and 1996, respectively. The unaudited pro forma operating results assuming the acquisition took place at the Company's Inception date (June 1, 1995) are presented below.

                                  LYCOS, INC.

  The operating results of Point Communications during the year ended July 31, 1996 reflect the operating results of Point Communications through October 12, 1995, the date of acquisition.

                                                 LYCOS     POINT    COMBINED
                                              ----------- -------- -----------
      YEAR ENDED JULY 31, 1996
      ------------------------
      Revenues............................... $ 5,257,227 $ 35,517 $ 5,292,744
      Operating expenses.....................  10,345,065  166,442  10,511,507
                                              ----------- -------- -----------
      Net loss............................... $ 5,087,838 $130,925 $ 5,218,763
                                              =========== ======== ===========
      INCEPTION (JUNE 1, 1995) TO JULY 31,
       1995
      ------------------------------------
      Revenues............................... $     5,000      --  $     5,000
      Operating expenses.....................     110,381   71,937     182,318
                                              ----------- -------- -----------
      Net loss............................... $   105,381 $ 71,937 $   177,318
                                              =========== ======== ===========


5. ACCRUED EXPENSES

 Accrued expenses consist of the following:

                                                           JULY 31,   JULY 31,
                                                             1997       1996
                                                          ---------- ----------
      Compensation and benefits.......................... $  942,749 $  677,080
      Advertising and promotion..........................  4,238,361    300,000
      Professional fees..................................    627,884    166,366
      Non-income taxes...................................    407,401    300,000
      Other..............................................  1,171,312    302,972
                                                          ---------- ----------
                                                          $7,387,707 $1,746,418
                                                          ========== ==========

6. COMMITMENTS AND CONTINGENCIES

  The Company leases its facilities and certain other equipment under operating lease agreements expiring through 2002. Future noncancelable minimum payments as of July 31, 1997 under these leases for each fiscal year end are as follows:

      1998........................................................... $3,024,638
      1999...........................................................  2,653,253
      2000...........................................................  1,088,370
      2001...........................................................    274,181
      2002...........................................................    242,470
                                                                      ----------
                                                                      $7,282,912
                                                                      ==========

  Rent expense under noncancellable operating leases was $2,094,774 and $318,500 for the years ended July 31, 1997 and 1996, respectively.

  In April 1996, the Company entered into a one year "Premier Provider" Agreement ("the 1996 Agreement") with Netscape pursuant to which the Company was designated one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the Agreement, the Company is obligated to make installment payments totaling $5 million over the term of the Agreement. The Company recognizes the cost of this agreement ratably over the term of the Agreement, with the cost included in sales and marketing expense.

                                  LYCOS, INC.

  In March 1997, the Company renewed its one year "Premier Provider" agreement (the "1997 Agreement") with Netscape pursuant to which the Company was designated one of four "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the 1997 Agreement, the Company is obligated to make installment payments totaling $4.7 million over the term of the 1997 Agreement, subject to adjustments under certain circumstances. The Company recognizes the cost of the 1997 Agreement ratably over the term of the Agreement, with the cost included in sales and marketing expense.

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

7. STOCKHOLDERS' EQUITY

 1995 Stock Option Plan

  During 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") under which nonqualified stock options to purchase common stock may be granted to officers and other key employees. Under the Plan, options to purchase 1,000,000 shares of common stock may be granted at an exercise price determined by the Board of Directors. Options granted under the 1995 Plan are exercisable in five equal annual installments beginning one year after date of grant, except that the vesting of certain options are subject to acceleration upon the occurrence of certain events. Options under the 1995 Plan expire six years from date of grant. The total weighted average contractual life of options outstanding at July 31, 1997 was 4.5 years.

  A summary of option activity under the 1995 Plan is as follows:

                                                 WEIGHTED-
                                                  AVERAGE          RANGE OF
                                     OPTIONS   EXERCISE PRICE  EXERCISE PRICES
                                     --------  -------------- ------------------
      Outstanding at June 1, 1995..       --          --                     --
       Granted.....................   560,000      $ 0.01                 $ 0.01
       Exercised...................       --          --                     --
       Terminated..................       --          --                     --
                                     --------
      Outstanding at July 31,         560,000
       1995........................  ========      $ 0.01                 $ 0.01
       Granted.....................   589,776      $ 4.82     $  0.01  -  $16.00
       Exercised...................       --          --                     --
       Terminated..................  (195,304)     $ 0.13     $  0.01  -  $ 9.60
                                     --------
      Outstanding at July 31,         954,472
       1996........................  ========      $ 2.95     $  0.01  -  $16.00
       Granted.....................   210,000      $14.39     $ 11.38  -  $15.88
       Exercised...................   (50,800)     $ 0.05     $  0.01  -  $ 2.32
       Terminated..................  (122,868)     $ 3.44     $  0.01  -  $16.00
                                     --------
      Outstanding at July 31, 1997.   990,804      $ 5.46     $  0.01  -  $15.88
                                     ========
      Exercisable at July 31, 1997.   269,646      $ 1.87     $  0.01  -  $ 9.60
                                     ========

                                  LYCOS, INC.

                               OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                      ------------------------------------- ------------------------
        1995 STOCK                    WEIGHTED-
          OPTION                       AVERAGE    WEIGHTED-                WEIGHTED-
      PLAN RANGE OF       NUMBER      REMAINING    AVERAGE      NUMBER      AVERAGE
         EXERCISE     OUTSTANDING AT CONTRACTUAL  EXERCISE  EXERCISABLE AT EXERCISE
          PRICES      JULY 31, 1997  LIFE (YEARS)   PRICE   JULY 31, 1997    PRICE
      --------------  -------------- ------------ --------- -------------- ---------
      $ 0.01--$ 2.32     533,580         4.05      $ 0.03      217,316       $0.01
      $ 9.60--$ 9.60     247,224         4.47      $ 9.60       52,330       $9.60
      $11.38--$15.88     210,000         5.77      $14.39          --          --
                         -------                               -------
                         990,804                               269,646
                         =======                               =======

  Pursuant to the License Agreement, CMG@Ventures has agreed to sell to the Company a number of shares of common stock equal to the shares issuable upon exercise of options granted under the 1995 Plan and the 1996 Plan (as defined below) prior to the initial public offering at a price equal to the exercise price of the options as such options are exercised.

  The Company has recorded deferred compensation expense of approximately $610,000 for the difference between the grant price and the estimated fair value (determined by independent valuations or by reference to third party transactions) of certain of the Company's stock options granted. This amount is being amortized over the vesting period of the individual options on a straight-line basis, determined separately for each portion of the options that vest in each year. Deferred compensation expense recognized for the year ended July 31, 1997 and July 31, 1996 was approximately $142,000 and $234,000, respectively.

 1996 Stock Option Plan

  On February 2, 1996, the 1996 Stock Option Plan (the "1996 Plan") was adopted by the Board of Directors. A maximum of 1,000,000 shares of common stock may be issued pursuant to the 1996 Plan upon exercise of options. On June 27, 1997, the Company's Board of Directors voted to authorize an additional 200,000 shares for grant under the 1996 Plan. Under the 1996 Plan, incentive stock options may be granted to employees and officers of the Company and non-qualified stock options may be granted to consultants, employees and officers of the Company. The exercise price of such incentive stock options cannot be less than the fair market value of the common stock on the date of grant, or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company. The Compensation Committee of the Board of Directors has the authority to select optionees and to determine the terms of the options granted. Options granted under the 1996 Plan are exercisable in five equal annual installments commencing on the first anniversary of the date of grant, except that vesting of certain options are subject to acceleration upon the occurrence of certain events. Options under the 1996 Plan expire ten years from the date of grant. The total weighted average contractual life of options outstanding at July 31, 1997, was 9.4 years.

                                  LYCOS, INC.

  A summary of option activity under the 1996 Plan is as follows:

                                                    WEIGHTED-
                                                     AVERAGE        RANGE OF
                                        OPTIONS   EXERCISE PRICE EXERCISE PRICES
                                       ---------  -------------- ---------------
Outstanding at July 31, 1995..........       --          --                   -
  Granted.............................   120,750      $13.03     $ 6.00 - $17.75
  Exercised...........................       --          --            -- - --
  Terminated..........................   (31,000)     $14.77     $13.00 - $17.00
                                       ---------
Outstanding at July 31, 1996..........    89,750      $12.42     $ 6.00 - $17.75
  Granted............................. 1,084,922      $11.63     $ 5.81 - $21.50
  Exercised...........................       --          --            -- - --
  Terminated..........................  (149,400)     $13.12     $ 7.13 - $21.50
                                       ---------
Outstanding at July 31, 1997 ......... 1,025,272      $11.44     $ 5.81 - $21.50
                                       =========
Exercisable at July 31, 1997..........     2,850      $ 6.73     $ 6.00 - $ 7.13
                                       =========

                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                          ------------------------------------ --------------------------
                                         WEIGHTED-
      1996 STOCK OPTION      NUMBER       AVERAGE    WEIGHTED-                  WEIGHTED-
        PLAN RANGE OF      OUTSTANDING   REMAINING    AVERAGE       NUMBER       AVERAGE
          EXERCISE             AT       CONTRACTUAL  EXERCISE    EXERCISABLE    EXERCISE
           PRICES         JULY 31, 1997 LIFE (YEARS)   PRICE   AT JULY 31, 1997   PRICE
      -----------------   ------------- ------------ --------- ---------------- ---------
      $ 5.81--$ 9.63          333,422       9.15      $ 8.62        2,850         $6.73
      $10.38--$11.13          297,500       9.16      $11.06          --            --
      $11.25--$15.75          235,750       9.66      $12.76          --            --
      $15.88--$21.50          158,600       9.70      $16.69          --            --
                            ---------                               -----
                            1,025,272                               2,850
                            =========                               =====

  In September 1996, the Company canceled 84,732 options previously granted to employees under the 1995 Plan and 1996 Plan at various exercise prices and granted an equivalent number of additional options to those same employees pursuant to the 1996 Plan at an exercise price of $9.60 per share. No compensation expense was recognized by the Company as the exercise price of these options on the date of grant was at or above fair market value.

1996 Non-Employee Director Stock Option Plan

  On February 2, 1996, the 1996 Non-Employee Director Stock Option Plan (the "Director Plan") was approved by the Board of Directors. The Director Plan authorizes the issuance of a maximum of 100,000 shares of common stock. The Director Plan is administered by the Board of Directors. Under the Director Plan each non-employee director first elected to the Board of Directors after the completion of the initial public offering will receive an option for 10,000 shares on the date of his or her election. The exercise price per share for all options granted under the Director Plan will be equal to the fair market value of the common stock as of the date of grant. All options vest in three equal installments beginning on the first anniversary of the date of grant. Options under the Director Plan will expire 10 years from the date of grant and are exercisable only while the optionee is serving as a director of the Company. As of July 31, 1997, 10,000 options had been granted at an exercise price of $11.50 per share and remained outstanding under the Director Plan, of which 3,333 were exercisable.

                                  LYCOS, INC.

1996 Employee Stock Purchase Plan

  On February 2, 1996, the 1996 Employee Stock Purchase Plan ("1996 Purchase Plan") was adopted by the Company's Board of Directors. The 1996 Purchase Plan authorizes the issuance of a maximum of 250,000 shares of common stock and is administered by the Compensation Committee of the Board of Directors. All employees of the Company who have completed six months of service with the Company are eligible to participate in the 1996 Purchase Plan with the exception of those employees who own 5% or more of the Company's stock and directors who are not employees of the Company may not participate in this plan. Employees elect to have deducted from 1%-10% of their base compensation. The exercise price for the option is the lesser of 85% of the fair market value of the common stock on the first or last business day of the purchase period (6 months). An employee's rights under the 1996 Purchase Plan terminate upon his or her voluntary withdrawal from the Plan at any time or upon termination of employment.

Stock-Based Compensation

  The Company has granted options to purchase shares of common stock to key employees and directors. These options vest over periods of up to five years and expire at various dates through 2007. The Company has adopted the disclosure provisions of SFAS No. 123 with respect to its stock-based compensation. The effects of applying SFAS No. 123 in this pro forma disclosure may not be representative of the effects on reported income or loss for future years. SFAS 123 does not apply to awards prior to 1995. The Company anticipates additional awards in future years. Had compensation cost for the Company's stock-based compensation plans been determined based on the grant date fair value in accordance with SFAS 123, the Company's net loss and net loss per share for the years ended July 31, 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                    1997                        1996
                         --------------------------- ---------------------------
                          NET LOSS    LOSS PER SHARE  NET LOSS    LOSS PER SHARE
                         -----------  -------------- -----------  --------------
As Reported............. $(6,619,190)     $(0.48)    $(5,087,838)     $(0.42)
Pro Forma............... $(7,548,626)     $(0.55)    $(5,191,133)     $(0.43)

  The grant date fair value of each stock option is estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life of four years for both the 1996 plan and the 1995 plan, expected volatility of 70% for both plans, a dividend yield of 0% for both plans and a weighted average risk-free interest rate of 6.50% for the 1996 plan and 5.75% for the 1995 plan. The weighted average grant date fair values of options granted in 1997 and 1996 were $4.87 and $1.62, respectively. The weighted-average remaining contractual life of options outstanding at July 31, 1997 was 7.1 years.

8. INCOME TAXES

  As of July 31, 1997, the Company had approximately $4.0 million in Federal and State net operating loss carryforwards. Of this amount, approximately $276,000 relates to the acquisition of Point Communications and will reduce goodwill when utilized. The Federal net operating losses will expire beginning in 2010 if not utilized. The State net operating losses will expire beginning in 2000 if not utilized.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and those used for income tax purposes. As of July 31, 1997 and 1996, the Company had gross deferred tax assets of $4.0 and $2.2 million, respectively, which have been offset in total by a valuation allowance. Deferred tax assets consist primarily of net operating loss carryforwards, deferred revenues and accrued expenses of $1.6 million, $1.8 million and $0.6 million, respectively, at July 31, 1997 and net operating loss carryforwards of $2.2 million at July 31, 1996. The

                                  LYCOS, INC.

Company's deferred tax liability relates solely to the difference in bases of acquired assets. A portion or all of net operating loss carryforwards which can be utilized in any year may be limited by changes in ownership of the Company, pursuant to Section 382 of the Internal Revenue Code and similar statutes.

  9. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following table sets forth selected quarterly financial and stock price information for the years ended July 31, 1997 and 1996. The operating results for any given quarter are not necessarily indicative of results for any future period. The Company's common stock is traded on the NASDAQ National Market System ("NASDAQ/NMS") under the symbol LCOS. Included below are the high and low sales prices (adjusted for a 2-for-1 stock split effected as of February 9, 1996) during each quarterly period for the shares of common stock as reported by NASDAQ/NMS.

                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          ----------------------------------------------------------------------
                             FISCAL 1997 QUARTER ENDED           FISCAL 1996 QUARTER ENDED
                          ----------------------------------  ----------------------------------
                          OCT. 31  JAN. 31  APR. 30  JUL. 31  OCT. 31  JAN. 31  APR. 30  JUL. 31
                          -------  -------  -------  -------  -------  -------  -------  -------
Total revenues..........  $ 3,663  $ 5,004  $ 5,853  $ 7,753  $   215  $   826  $ 1,552  $ 2,663
Cost of revenues (1)....      838    1,090    1,219    1,585      184      483    1,194    1,364
Gross profit............    2,825    3,914    4,634    6,168       31      343      358    1,299
Research & development
 expense................      967      976    1,167    1,193       30      258      226      392
In-process research &
 development expense....      --       --       --       --       --       452      --       --
Sales and marketing (1).    4,618    4,754    4,538    5,220      132      308    1,333    2,976
General and administra-
 tive
 expenses...............      581      737      682      857      153      345      500      730
Operating loss..........   (3,341)  (2,553)  (1,753)  (1,102)    (284)  (1,020)  (1,700)  (2,799)
Interest income.........      582      541      480      527        4        6      112      592
Net loss................   (2,759)  (2,012)  (1,273)    (575)    (280)  (1,014)  (1,588)  (2,207)
Net loss per share......  $ (0.20) $ (0.15) $ (0.09) $ (0.04) $ (0.03) $ (0.09) $ (0.13) $ (0.16)
Market Price:
 High...................    12.75    18.75    22.75    19.25      n/a      n/a    29.25    19.25
 Low....................     5.75     9.50    12.00    11.19      n/a      n/a    14.00     5.88

--------
(1) Reconciliation of amounts previously reported on SEC Form 10-Q.

                                        FISCAL 1997                 FISCAL 1996
                                       QUARTER ENDED               QUARTER ENDED
                             ------------------------------------  -------------
                               OCT. 31      JAN. 31     APR. 30       APR. 30
                             -----------  -----------  ----------  -------------
Cost of revenues as
 previously reported on
 SEC Forms 10-Q............  $ 2,088,183  $ 2,339,681  $2,190,981   $1,472,012
Reclassification...........   (1,250,000)  (1,250,000)   (972,221)    (277,779)
                             -----------  -----------  ----------   ----------
Cost of revenues reported
 above.....................  $   838,183  $ 1,089,681  $1,218,760   $1,194,233
                             ===========  ===========  ==========   ==========
Sales and marketing as pre-
 viously reported on SEC
 Forms 10-Q................  $ 3,368,209  $ 3,504,290  $3,565,490   $1,055,228
Reclassification...........    1,250,000    1,250,000     972,221      277,779
                             -----------  -----------  ----------   ----------
Sales and marketing as re-
 ported above..............  $ 4,618,209  $ 4,754,290  $4,537,711   $1,333,007
                             ===========  ===========  ==========   ==========

                                  LYCOS, INC.

10. RELATED PARTY TRANSACTIONS

  CMGI has provided the Company certain services for which $48,000 in fees were charged at estimated fair market value in the year ended July 31, 1996. No fees were charged to the Company by CMGI in the year ended July 31, 1997. These services have included, among other things, administration of the Company's 401(k) plan and the purchase of certain insurance coverage. Amounts due CMGI are included in due to related parties on the consolidated balance sheets.

  In addition to amounts paid to CMU in connection with the License Agreement (see Note 3), the Company was also required to pay to CMU an additional $525,000 pursuant to two licenses granted by CMU which were assigned to the Company. As of July 31, 1997, the Company had paid an aggregate of $400,000 to CMU pursuant to these licenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on December 17, 1997. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401 (b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules

  The Financial Statements and Schedules filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1997.

  (c) List of Exhibits

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
  2.1*   Agreement and Plan of Reorganization between the Company, Point
          Acquisition Corporation, Point Communications Corporation and
          Christopher Kitze, dated October 12, 1995.
  2.2*   Agreement of Merger between Point Acquisition Corporation and Point
          Communications Corporation, dated October 12, 1995.
  3.1*   Restated Certificate of Incorporation of the Company.
  3.2*   By-Laws of the Company, as amended and restated.
  4.1*   Specimen stock certificate representing the shares of Common Stock.
 10.1*   Subscription Agreement between the Company and CMG@Ventures, dated
          June 16, 1995.
 10.2*   Subscription Agreement between the Company and CMU, dated June 16,
          1995.
 10.3*   Subscription Agreement between the Company and Dr. Mauldin, dated June
          16, 1995.
 10.4*   Subscription Agreement between the Company and Dr. Mauldin, dated
          February 9, 1996.
 10.5*   Subscription Agreement between the Company and CMU, dated February 9,
          1996.
 10.6*   License Agreement among CMU, CMGI, CMG@Ventures, and the Company, dated June 16, 1995, as amended.
 10.7*   Amendment and Waiver to License Agreement among CMU, CMGI,
          CMG@Ventures, the Company and Dr. Mauldin, dated February 9, 1996.
 10.10*  Stockholders' Agreement between the Company and Christopher Kitze, dated October 12, 1995.
 10.11*  Right of First Refusal Agreement between the Company and Christopher
          Kitze, dated October 12, 1995.
 10.12*  Registration Rights Agreement among the Company, CMU, CMG@Ventures, the Company and
          Dr. Mauldin, dated February 9, 1996.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
 -------                          ----------------------
 10.13*    Consulting, Non-Compete, Invention and Non-Disclosure Agreement
            between the Company and
            Dr. Mauldin, dated June 16, 1995.
 10.14*    Non-Competition, Non-Disclosure and Developments Agreement between
            Point Communications Corporation and Christopher Kitze, dated
            October 12, 1995.
 10.15*    Letter Agreement between Robert J. Davis and the Company dated
            October 12, 1995.
 10.16*    Lycos, Inc. 1995 Stock Option Plan.
 10.17*    Lycos, Inc. 1996 Stock Option Plan.
 10.18*    Lycos, Inc. 1996 Non-Employee Director Stock Option Plan.
 10.19*    Lycos, Inc. 1996 Employee Stock Purchase Plan.
 10.20*    Option Agreement between the Company and Christopher Kitze, dated
            October 12, 1995.
 10.21*    Option Agreement between the Company and Dr. Mauldin, dated February
            9, 1996.
 10.22*    Option Agreement between the Company and CMU, dated February 9,
            1996.
 10.23*    Letter Agreement between Fleet Bank of Massachusetts, N.A. and the
            Company, dated January 31, 1996.
 10.24*    Office lease between Everett Realty Company and Point
            Communications, dated July 13, 1995.
 10.25*    Office lease between Rosewood III Associates, L.P. and the Company, dated August 29, 1995, as amended.
 10.26*    Office lease between Wilpen, Inc. and the Company dated October 19,
            1995.
 10.27*    Form of Indemnity Agreement.
 10.28*    Amendment to License Agreement among CMU, CMGI and the Company, dated March 4, 1996.
 10.29**   Agreement between the Company and Netscape Communications
            Corporation dated as of
            March 29, 1996.
 10.30***+ Agreement between the Company and Netscape Communications
            Corporation dated as of April 1, 1997.
 10.31***+ Agreement between the Company and Bertelsmann Internet Services GmbH dated as of May 1, 1997.
 10.32***+ Agreement between the Company and GTE New Media Services dated as of
            November 18, 1996.
 10.33***  Office sublease between Praxis International and the Company dated
            December 4, 1996.
 10.34+    Agreement between the Company and BarnesandNoble.com, Inc. dated
            July 31, 1997.
 11.1      Computation of Shares Used in Computing Net Loss Per Share.
 21.1*     Subsidiaries of the Company.
 23.1      Consent of KPMG Peat Marwick LLP.
 27        Financial Data Schedule

--------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333- 1354).
** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.
*** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1997.
+ Confidential material omitted and filed separately with the Securities and Exchange Commission.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Lycos, Inc.

                                          By: /s/ Robert J. Davis
                                          _____________________________________
                                                     Robert J. Davis
                                              President and Chief Executive
                                              Officer (Principal Executive
                                                        Officer)

Date: October 24, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

/s/ Robert J. Davis                  President, Chief Executive     October 24, 1997
____________________________________ Officer (Principal Executive
   Robert J. Davis                   Officer) and Director

/s/ Edward M. Philip                 Chief Operating Officer,       October 24, 1997
____________________________________ Chief Financial Officer
   Edward M. Philip                  (Principal Financial
                                     Officer), Accounting Officer
                                     and Secretary

/s/ David S. Wetherell               Director                       October 24, 1997
____________________________________
   David S. Wetherell

/s/ Daniel J. Nova                   Director                       October 24, 1997
____________________________________
   Daniel J. Nova

/s/ John M. Connors, Jr.             Director                       October 24, 1997
____________________________________
   John M. Connors, Jr.