Form 10-Q
period 1997-10-31
LYCOS INC
filed 1997-12-15
CIK 1007992

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended October 31, 1997

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

                                 (508) 424-0400
              (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


[X] Yes         [_] No


  The number of shares outstanding of the registrant's Common Stock as of December 11, 1997 was 14,270,666.

                                  LYCOS, INC.

                               TABLE OF CONTENTS



                                                                                                   Page
                                                                                                 --------
PART I.        FINANCIAL INFORMATION

ITEM 1         Consolidated Financial Statements:

               Consolidated Balance Sheets
                 October 31, 1997 and July 31, 1997..............................................       3

               Consolidated Statements of Operations
                 Three months ended October 31, 1997 and 1996....................................       4

               Consolidated Statements of Cash Flows
                 Three months ended October 31, 1997 and 1996....................................       5

               Notes to Consolidated Financial Statements........................................       6

ITEM 2         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.......................................................       8

PART II        OTHER INFORMATION

ITEM 1         Legal Proceedings.................................................................      11

ITEM 2         Change in Securities..............................................................      11

ITEM 3         Defaults Upon Senior Securities...................................................      11

ITEM 4         Submission of Matters to a Vote of Securities Holders.............................      11

ITEM 5         Other Information.................................................................      11

ITEM 6         Exhibits and Reports on Form 8-K..................................................      11

               Signature.........................................................................      12

                                  LYCOS, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                               OCTOBER 31,              JULY 31,
                                                                                 1997                     1997
                                                                           -----------------      -----------------
                                  ASSETS                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents................................................     $ 41,017,367           $ 40,766,258
  Accounts receivable, less allowance for doubtful accounts of $659,000
    and $554,000 at October 31, 1997 and July 31,1997, respectively........        7,292,693              6,634,262
  License fees receivable..................................................       10,102,146              9,065,806
  Prepaid expenses.........................................................        4,808,586              4,259,979
  Other current assets.....................................................          713,980                 18,439
                                                                             ---------------         --------------
     Total current assets..................................................       63,934,772             60,744,744
                                                                             ---------------         --------------

Property and equipment, less accumulated depreciation......................        2,239,401              2,397,600
Long-term license fees receivable..........................................               --                650,000
License agreement, net.....................................................        1,026,190              1,123,645
Goodwill, net..............................................................          110,073                119,405
Other assets...............................................................          383,615                383,615
                                                                             ---------------         --------------
     Total assets..........................................................     $ 67,694,051           $ 65,419,009
                                                                             ===============         ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................     $  4,907,645           $  3,289,513
  Accrued expenses.........................................................        6,488,782              7,387,707
  Deferred revenues........................................................       12,794,342              9,541,566
  Billings in excess of revenues...........................................        1,626,953              2,387,424
  Due to related parties...................................................           14,506                  9,105
                                                                             ---------------         --------------
     Total current liabilities.............................................       25,832,228             22,615,315

Long term portion of deferred revenues.....................................        3,375,000              5,100,000
Deferred income taxes......................................................           51,667                 56,667
                                                                             ---------------         --------------
                                                                                   3,426,667              5,156,667

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized, none
    issued or outstanding..................................................               --                     --
  Common stock, $.01 par value; 40,000,000 shares authorized,
    14,368,758 shares at October 31, 1997 and 13,796,620 shares at July 31,1997 issued, and 14,215,080 shares at October 31, 1997
    and   13,796,620 shares at July 31, 1997 outstanding...................          143,687                137,966
  Additional paid-in capital...............................................       50,149,174             49,506,906
  Treasury stock, at cost; 153,678 common shares at October 31, 1997.......           (1,536)                    --
  Deferred compensation....................................................         (151,240)              (185,436)
  Accumulated deficit......................................................      (11,704,929)           (11,812,409)
                                                                             ---------------         --------------
     Total stockholders' equity............................................       38,435,156             37,647,027
                                                                             ---------------         --------------
     Total liabilities and stockholders' equity............................     $ 67,694,051           $ 65,419,009
                                                                             ===============         ==============

          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                        THREE MONTHS            THREE MONTHS
                                                                            ENDED                 ENDED
                                                                         OCTOBER 31,             OCTOBER 31,
                                                                            1997                     1996
                                                                    ------------------      -------------------
Revenues:
  Advertising...................................................           $ 6,409,033              $ 3,102,127
  License, product and other....................................             2,894,119                  560,859
                                                                       ---------------      -------------------
     Total revenues.............................................             9,303,152                3,662,986
Cost of revenues................................................             1,877,392                  838,183
                                                                       ---------------      -------------------
     Gross profit...............................................             7,425,760                2,824,803
Operating expenses:
  Research and development......................................             1,435,791                  967,188
  Sales and marketing...........................................             5,478,635                4,618,209
  General and administrative....................................               944,046                  580,723
                                                                       ---------------      -------------------
     Total operating expenses...................................             7,858,472                6,166,120
                                                                       ---------------      -------------------
Operating loss..................................................              (432,712)              (3,341,317)
Interest income.................................................               540,192                  582,325
                                                                       ---------------      -------------------
Net income (loss)...............................................           $   107,480              $(2,758,992)
                                                                       ===============      ===================
Net income (loss) per share.....................................                 $0.01                   $(0.20)
                                                                       ===============      ===================
Shares used in computing net income (loss) per share............            14,681,976               13,792,896
                                                                       ===============      ===================


          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        THREE MONTHS           THREE MONTHS
                                                                           ENDED                  ENDED
                                                                        OCTOBER 31,            OCTOBER 31,
                                                                            1997                   1996
                                                                    -----------------      -----------------
OPERATING ACTIVITIES
Net income (loss)...................................................      $   107,480            $(2,758,992)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Amortization of deferred compensation.............................           34,196                 43,663
  Depreciation and amortization.....................................          368,131                273,683
  Allowance for doubtful accounts...................................          105,021                 60,000
Changes in operating assets and liabilities:
  Accounts receivable...............................................         (763,452)               126,672
  License fees receivable...........................................         (386,340)               282,789
  Prepaid expenses..................................................         (548,607)               (61,750)
  Other current assets..............................................         (695,541)                    --
  Other assets......................................................               --                132,001
  Accounts payable..................................................        1,618,132               (756,514)
  Accrued expenses..................................................         (898,925)             1,193,264
  Deferred revenues.................................................        1,527,776               (908,466)
  Billings in excess of revenues....................................         (760,471)               398,625
  Due to related parties............................................            5,401               (199,810)
  Deferred income taxes.............................................           (5,000)                (6,333)
                                                                       --------------      -----------------
Net cash used in operating activities...............................         (292,199)            (2,181,168)
                                                                       --------------      -----------------
INVESTING ACTIVITIES
Purchase of property and equipment..................................         (103,145)              (619,341)
                                                                       --------------      -----------------
Net cash used in investing activities...............................         (103,145)              (619,341)
                                                                       --------------      -----------------
FINANCING ACTIVITIES
Proceeds from sale of common stock, net.............................          646,453                     --
                                                                       --------------      -----------------

Cash provided by financing activities...............................          646,453                     --
                                                                       --------------      -----------------

Net increase (decrease) in cash and cash equivalents................          251,109             (2,800,509)
                                                                       --------------      -----------------

Cash and cash equivalents at beginning of period....................       40,766,258             44,142,187
                                                                       --------------      -----------------
Cash and cash equivalents at end of period..........................      $41,017,367            $41,341,678
                                                                       ==============      =================


          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   THE COMPANY AND BASIS OF PRESENTATION

  Lycos, Inc., (''Lycos'' or the ''Company'') is a global Internet navigation and community network dedicated to helping online users locate, retrieve and manage information personalized to their individual interests by providing easy-to-use information tools. The Company was formed in June 1995 by CMG@Ventures L.P., a wholly-owned subsidiary of CMG Information Services. The Company operates in one industry segment, selling advertising on its web sites and licensing its technology and products to customers in various industries worldwide. The Company's fiscal year end is July 31.

  The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinon of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Certain information and related footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.



2.  REVENUE RECOGNITION

  The Company's advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a number of impressions for a fixed fee or on a per impression basis with an established minimum fee. Revenues from advertising are recognized as the services are performed.

  The Company's license, product and other revenues are derived principally from product licensing fees and fees from maintenance, development and support of its products and customers. Other revenues include fixed fees and a share of proceeds from online sales of merchandise by the Company's electronic commerce partners. License, product and other revenues are generally recognized upon delivery provided that no significant Company obligations remain and collection of the receivable is probable. In cases where there are significant remaining obligations, the Company defers such revenue until those obligations are satisfied. Fees from maintenance and support of the Company's products including revenues bundled with the initial licensing fees are deferred and recognized ratably over the service period.


3.  CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less as cash equivalents, and those with maturities of greater than three months as short-term investments. At October 31, 1997, the Company had no investments with maturities of greater than three months.

                                  LYCOS, INC.

4.   COMMITMENTS AND CONTINGENCIES

  The Company leases its facilities and certain other equipment under operating lease agreements expiring through 2002. Future noncancelable minimum payments as of October 31, 1997 under these leases for each fiscal year end are as follows:

                        1998                                     $2,861,484
                        1999                                      3,199,272
                        2000                                      1,099,460
                        2001                                        274,181
                        2002                                        242,470
                                                                -----------
                                                                 $7,676,867
                                                                ===========

  In March 1997, the Company renewed its one year ''Premier Provider'' agreement (the ''1997 Agreement'') with Netscape Communications Corporation ("Netscape") pursuant to which the Company was designated one of four ''Premier Providers'' of search and navigation services accessible from the ''Net Search'' button on the Netscape browser. Under the terms of the 1997 Agreement, the Company is obligated to make installment payments totaling $4.7 million over the term of the 1997 Agreement, subject to adjustments under certain circumstances. The Company recognizes the cost of the 1997 Agreement ratably over the term of the Agreement, with the cost included in sales and marketing expense.

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


5.   EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (''SFAS 128'') ''Earnings per Share'', which establishes standards for computing and presenting earnings per share (''EPS'') and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period EPS data. Earlier application of this standard is not permitted. The Company believes that this pronouncement will not have a material adverse effect on its earnings per share.


6.   RECLASSIFICATIONS

  Certain amounts in 1997, which were previously included in the consolidated income statement under the caption ''Cost of revenues'', have been reclassified as ''Sales and marketing''. This change in classification has no effect on previously reported net loss or net loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the ''Factors Affecting the Company's Business, Operating Results and Financial Condition''
section included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission


RESULTS OF OPERATIONS

  Total revenues    Total revenues for the three months ended October 31, 1997 increased 154% to $9.3 million from $3.7 million for the three months ended October 31, 1996, as a result of the growth in the number of advertisers, average contract duration and value. As of October 31, 1997, deferred revenues including billings in excess of revenues increased to $17.8 million, compare to $17.0 million at July 31, 1997 attributable to advertising contracts and license agreements for which there are significant obligations of the Company remaining.

  Advertising revenues    Advertising revenues increased 107% to $6.4 million
for the three months ended October 31, 1997, representing 69% of total revenues, as compared to advertising revenues of $3.1 million for the three months ended October 31, 1996, which represented 85% of total revenues. The top ten customers accounted for 31% of advertising revenues in the quarter ended October 31, 1997 as compared to 38% of advertising revenues in the quarter ended October 31, 1996.

  The Company's advertising revenues are derived from the sale of advertising on its Internet Websites. Advertising contracts vary in duration from one week to five years but are generally short term in nature. Advertising contracts are principally sold as: (1) a ''general rotation'' contract under which a customer is guaranteed a number of impressions; (2) a ''key word'' contract in which a customer purchases the right to advertise in connection with specific word searches; (3) a ''targeted'' contract in which the customer purchases a specified number of impressions in one of the Web Guides or on a specific page or service, or (4) a combination of any or all of general rotation, key word and targeted contracts.

  License, product and other revenues    License, product and other revenues
increased 416% to $2.9 million for the three months ended October 31, 1997, representing 31% of total revenues as compared to $561,000 for the three months ended October 31, 1996, representing 15% of total revenues. The increase in license, product and other revenue is attributable primarily to the addition of several new partners including, among others, Bertelsmann, Blockbuster, GTE and Microsoft.

  Cost of revenues    Cost of revenues totaled $1.9 million for the quarter
ended October 31, 1997, representing 20% of total revenues, as compared to $838,000 in the quarter ended October 31, 1996, which represented 23% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing maintenance and support of the Company's products and services, including compensation, consulting fees, equipment costs, networking and other related indirect costs.

OPERATING EXPENSES

  Research and Development Research and development expenses totaled $1.4 million for the three months ended October 31, 1997, representing 15% of total revenues as compared to $967,000 for the three months ended October 31, 1996, or 26% of total revenues. Research and development expenses consist primarily of equipment and salary costs. The overall increase in research and development expenses was primarily due to increased engineering staffing to continue to develop and enhance the Company's expanded product offerings.

  To date, all research and development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company expects to continue to commit substantial resources to research and development in the future.

  Sales and Marketing Sales and marketing expenses totaled $5.5 million for the three months ended October 31, 1997, representing 59% of total revenues, as compared to $4.6 million for the three months ended October 31, 1996, representing 126% of total revenues. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions associated with higher sales, and expenses pertaining to the Company's expanded advertising, marketing and public relations campaign. Sales and marketing expenses also includes the cost of the Company's ''Premier Provider'' Agreements with Netscape, as further described below. The Company expects continued increases in sales and marketing expenses in future periods.

  In March 1997, the Company renewed its one year ''Premier Provider'' Agreement (''the 1997 Agreement'') with Netscape pursuant to which the Company was designated one of four ''Premier Providers'' of search and navigation services accessible from the ''Net Search'' button on the Netscape browser. Under the terms of the 1997 Agreement, the Company is obligated to make installment payments totaling $4.7 million over the term of the 1997 Agreement, subject to adjustments under certain circumstances. The Company recognizes the cost of the 1997 Agreement ratably over the term of the 1997 Agreement with the cost included in sales and marketing expense.

  General and Administrative General and administrative expenses totaled $944,000 for the three months ended October 31, 1997, representing 10% of total revenues, as compared to $581,000 for the three months ended October 31, 1996, representing 16% of total revenues. General and administrative expenses consist primarily of compensation, rent expenses and fees for professional services. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel, installation of information systems and increased costs for professional services.

  Interest Income Interest income was approximately $540,000 for the three months ended October 31, 1997 versus $582,000 for the three months ended October 31, 1996. Interest income is generated from investment of the Company's cash equivalents.


FACTORS WHICH MAY AFFECT FUTURE OPERATIONS

  There are a number of business factors which singularly or combined may affect the Company's future operating results. These factors include dependence on third party relationships to create traffic on the Company's websites, dependence on major customers, dependence on advertising revenues, dependence on the Internet, rapid technological change, competition and variability of quarterly results, which have been outlined in the Company's 1997 Annual Report on Form 10-K.


LIQUIDITY AND CAPITAL RESOURCES

  At October 31, 1997, the Company had cash and cash equivalents of approximately $41.0 million. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper.

  The Company used cash from operations of approximately $292,000 during the three months ended October 31, 1997, due primarily to net income and increases in accounts payable and deferred revenues, offset by increases in accounts receivable, prepaid assets and in accrued expenses. The Company's primary investing activity during the year has been, and further expenditures are anticipated to be, for the purchase of computers and office equipment to support the Company's continued growth. During the three months ended October 31, 1997, the Company also used approximately $1.3 million for payments under the 1997 Agreement with Netscape.

  As of October 31, 1997 the Company is committed to noncancelable minimum payments totaling $7.7 million under operating lease agreements that expire at various times through 2002. In addition, the Company is obligated to make remaining installment payments totaling approximately $2.5 million under its 1997 Agreement with Netscape.

  At October 31, 1997, the Company had deferred revenues of $16.2 million representing primarily license fees to be earned in the future on noncancelable license agreements. In addition, the Company had billings in excess of revenues from advertising contracts of $1.6 million at October 31, 1997.

  The Company currently believes that available funds and cash flows expected to be generated by operations, if any, will be sufficient to fund its working capital and capital expenditures requirements for at least the next twelve months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance products or services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, results of operations or financial condition.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 11.1: Statement of Computation of Net Income (Loss) Per
                           Share herein included on page 13.

             Exhibit 27.1: Financial Data Schedule

         (b) No reports on Form 8-K were filed during the three-month period ended October 31, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LYCOS, INC.


Date:  December 11, 1997          By:______________________________
                                      Edward M. Philip
                                      Chief Operating Officer and
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                       Officer, Authorized Officer)