Form 10-Q
period 1998-01-31
LYCOS INC
filed 1998-03-09
CIK 1007992

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended January 31, 1998

                         Commission File Number 0-27830

                              -------------------


                                  LYCOS, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                              04-3277338
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)


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



     The number of shares outstanding of the registrant's Common Stock as of March 4, 1998 was 15,558,509.

================================================================================

                                  Lycos, Inc.

                               Table of Contents



                                                                           Page
                                                                          ------
PART I.     Financial Information

ITEM 1      Consolidated Financial Statements:

            Consolidated Balance Sheets
             January 31, 1998 and July 31, 1997..........................    3

            Consolidated Statements of Operations
             Three and six months ended January 31, 1998 and 1997........    4

            Consolidated Statements of Cash Flows
             Six months ended January 31, 1998 and 1997..................    5

            Notes to Consolidated Financial Statements...................    6

ITEM 2      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    9

PART II     OTHER INFORMATION

ITEM 1      Legal Proceedings............................................   12

ITEM 2      Change in Securities.........................................   12

ITEM 3      Defaults Upon Senior Securities..............................   12

ITEM 4      Submission of Matters to a Vote of Securities Holders........   12

ITEM 5      Other Information............................................   12

ITEM 6      Exhibits and Reports on Form 8-K.............................   12

            Signature....................................................   13

                                  LYCOS, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                                January 31,        July 31,
                                                                                    1998             1997
                                                                                ------------     ------------
                                  Assets                                         (Unaudited)
Current assets:
  Cash and cash equivalents................................................     $ 41,350,721     $ 40,766,258
  Accounts receivable, less allowance for doubtful accounts of $718,000
    and $554,000 at January 31, 1998 and July 31, 1997, respectively.......        6,751,374        6,634,262
  License fees receivable..................................................       15,243,507        9,065,806
  Prepaid expenses.........................................................        2,094,102        4,259,979
  Other current assets.....................................................          128,950           18,439
                                                                                ------------     ------------
     Total current assets..................................................       65,568,654       60,744,744
                                                                                ------------     ------------

Property and equipment, less accumulated depreciation......................        2,092,727        2,397,600
Long-term license fees receivable..........................................        2,625,000          650,000
License agreement, net.....................................................          928,735        1,123,645
Goodwill, net..............................................................          100,742          119,405
Other assets...............................................................          384,960          383,615
                                                                                ------------     ------------
     Total assets..........................................................     $ 71,700,818     $ 65,419,009
                                                                                ============     ============
                         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.........................................................     $  5,582,665     $  3,289,513
  Accrued expenses.........................................................        6,484,371        7,387,707
  Deferred revenues........................................................       13,744,258        9,541,566
  Billings in excess of revenues...........................................          782,295        2,387,424
  Due to related parties...................................................           14,717            9,105
                                                                                ------------     ------------
     Total current liabilities.............................................       26,608,306       22,615,315

Long term portion of deferred revenues.....................................        5,962,503        5,100,000
Deferred income taxes......................................................           46,667           56,667
                                                                                ------------     ------------
                                                                                   6,009,170        5,156,667
Commitments and contingencies

Stockholders' equity:
  Preferred stock..........................................................               --               --
  Common stock.............................................................          144,436          137,966
  Additional paid-in capital...............................................       50,484,069       49,506,906
  Treasury stock, at cost..................................................           (1,747)              --
  Deferred compensation....................................................         (139,606)        (185,436)
  Accumulated deficit......................................................      (11,403,810)     (11,812,409)
                                                                                ------------     ------------
     Total stockholders' equity............................................       39,083,342       37,647,027
                                                                                ------------     ------------
     Total liabilities and stockholders' equity............................     $ 71,700,818     $ 65,419,009
                                                                                ============     ============

         See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                 Three Months Ended                 Six Months Ended
                                                     January 31,                       January 31,
                                                1998             1997             1998             1997
                                            -----------      -----------      -----------      -----------
Revenues:
  Advertising.............................  $ 9,575,267      $ 4,010,467      $15,984,300      $ 7,112,594
  License, product and other..............    3,027,451          993,741        5,921,570        1,554,600
                                            -----------      -----------      -----------      -----------
     Total revenues.......................   12,602,718        5,004,208       21,905,870        8,667,194
Cost of revenues..........................    2,817,007        1,089,681        4,694,399        1,927,865
                                            -----------      -----------      -----------      -----------
     Gross profit.........................    9,785,711        3,914,527       17,211,471        6,739,329
Operating expenses:
  Research and development................    1,735,172          976,353        3,170,963        1,943,541
  Sales and marketing.....................    7,312,208        4,754,290       12,790,843        9,372,501
  General and administrative..............    1,001,759          736,556        1,945,805        1,317,278
                                            -----------      -----------      -----------      -----------
     Total operating expenses.............   10,049,139        6,467,199       17,907,611       12,633,320
                                            -----------      -----------      -----------      -----------
Operating loss............................     (263,428)      (2,552,672)        (696,140)      (5,893,991)
Interest income...........................      564,547          540,608        1,104,739        1,122,934
                                            -----------      -----------      -----------      -----------
Net income (loss).........................  $   301,119      $(2,012,064)     $   408,599      $(4,771,057)
                                            ===========      ===========      ===========      ===========
Basic earnings (loss) per share...........  $      0.02      $     (0.15)     $      0.03      $     (0.35)
                                            ===========      ===========      ===========      ===========
Diluted earnings (loss) per share.........  $      0.02      $     (0.15)     $      0.03      $     (0.35)
                                            ===========      ===========      ===========      ===========
Shares used in computing Basic earnings
(loss) per share..........................   14,254,750       13,792,896       14,175,061       13,792,896
                                            ===========      ===========      ===========      ===========
Shares used in computing Diluted earnings
(loss) per share..........................   14,819,224       13,792,896       14,707,809       13,792,896
                                            ===========      ===========      ===========      ===========

         See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                             Six Months Ended
                                                                               January 31,
                                                                          1998             1997
                                                                       -----------      -----------
Operating activities
Net income (loss)...................................................   $   408,599      $(4,771,057)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Amortization of deferred compensation.............................        45,830           87,340
  Depreciation and amortization.....................................       744,338          563,181
  Allowance for doubtful accounts...................................       243,314          180,000
Changes in operating assets and liabilities:
  Accounts receivable...............................................      (360,426)         108,656
  License fees receivable...........................................    (8,152,701)      (5,569,190)
  Prepaid expenses..................................................     2,165,877         (443,621)
  Other current assets..............................................      (110,511)              --
  Other assets......................................................        (1,345)         161,661
  Accounts payable..................................................     2,293,152       (2,188,017)
  Accrued expenses..................................................      (903,336)       2,894,145
  Deferred revenues.................................................     5,065,195        4,534,561
  Billings in excess of revenues....................................    (1,605,129)        (224,261)
  Due to related parties............................................         5,612         (227,989)
  Deferred income taxes.............................................       (10,000)         (11,333)
                                                                       -----------      -----------
Net cash used in operating activities...............................      (171,531)      (4,905,924)
                                                                       -----------      -----------
Investing activities
Purchase of property and equipment..................................      (225,892)        (769,358)
                                                                       -----------      -----------
Net cash used in investing activities...............................      (225,892)        (769,358)
                                                                       -----------      -----------
Financing activities
Proceeds from exercise of stock options.............................       981,886               --
                                                                       -----------      -----------
Cash provided by financing activities...............................       981,886               --
                                                                       -----------      -----------
Net increase (decrease) in cash and cash equivalents................       584,463       (5,675,282)
                                                                       -----------      -----------
Cash and cash equivalents at beginning of period....................    40,766,258       44,142,187
                                                                       -----------      -----------
Cash and cash equivalents at end of period..........................   $41,350,721      $38,466,905
                                                                       ===========      ===========


         See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The Company and Basis of Presentation


   Lycos, Inc., ("Lycos" or the "Company") is a global Internet navigation and community network dedicated to helping online users locate, retrieve and manage information personalized to their individual interests by providing easy-to-use information tools. The Company was formed in June 1995 by CMG@Ventures L.P., a wholly-owned subsidiary of CMG Information Services. The Company operates in one industry segment, selling advertising and facilitating electronic commerce transactions on its web sites and licensing its technology and products to customers in various industries worldwide. The Company's fiscal year end is July 31.

   The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Certain information and related footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.


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


3. Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less as cash equivalents, and those with maturities of greater than three months as short-term investments. At January 31, 1998, the Company had no investments with remaining maturities of greater than three months.

                                  LYCOS, INC.

4. Commitments and Contingencies

   The Company leases its facilities and certain other equipment under operating lease agreements expiring through 2003. Future noncancelable minimum payments under these leases for each fiscal year end are as follows:


                       1998                        $   2,797,241
                       1999                            5,403,466
                       2000                            3,092,595
                       2001                            2,165,705
                       2002                            2,118,427
                       Thereafter                      1,102,724
                                                  --------------
                                                   $  16,680,158
                                                  ==============

   Included in the table above are future noncancelable minimum payments under an operating lease agreement for a 77,000 square foot facility located in Waltham, Massachusetts, entered into in February, 1998, that the Company will use as its corporate headquarters, under a five-year lease expiring in 2003.

   In March 1997, the Company renewed its one year "Premier Provider" agreement (the "1997 Agreement") with Netscape Communications Corporation ("Netscape") pursuant to which the Company was designated one of four "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the 1997 Agreement, the Company is obligated to make installment payments totaling $4.7 million over the term of the 1997 Agreement, subject to adjustments under certain circumstances. The Company recognizes the cost of the 1997 Agreement ratably over the term of the Agreement, with the cost included in sales and marketing expense.

   The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


5. Reclassifications

   Certain amounts in 1997, which were previously included in the consolidated income statement under the caption "Cost of revenues", have been reclassified as "Sales and marketing". This change in classification has no effect on previously reported net loss or net loss per share.


6. Earnings Per Share

   The Company has adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 128 ("SFAS 128") "Earnings Per Share", which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period EPS data.

                                  LYCOS, INC.

7. Subsequent Event

   On February 2, 1998, the Company entered into an Agreement and Plan of
Merger (the "Agreement") by and among the Company, Pod Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("PAC"), Tripod, Inc., a Delaware corporation ("Tripod"), Bo Peabody and Richard Sabot, providing for the merger of PAC with and into Tripod (the "Merger"). On February 11, 1998, the Company completed the closing of the Merger and Tripod became a wholly-owned subsidiary of the Company. In accordance with the terms of the Agreement, Richard Sabot will be elected to the Company's Board of Directors for a term expiring at the first Annual Meeting of the Company's stockholders held after the Company's fiscal year ending July 31, 2000.

   The acquisition will be accounted for as a purchase. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Results of operations for Tripod will be included with those of the Company for periods subsequent to the date of acquisition.

   In the Merger, all outstanding shares of Common Stock and Preferred Stock of Tripod and options and warrants to purchase Common Stock and Preferred Stock of Tripod were converted into 1,560,363 shares and options and warrants to purchase Common Stock, par value $.01 per share, of the Company at an Exchange Ratio of
3.2427566. All outstanding options to purchase Common Stock of Tripod have been assumed by the Company and converted into options to purchase Common Stock of the Company, and all outstanding warrants to purchase Preferred Stock of Tripod have been assumed by the Company and converted into warrants to purchase Common Stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the ''Factors Affecting the Company's Business, Operating Results and Financial Condition''
section included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Results of Operations

  Total revenues    Total revenues for the three and six months ended January
31, 1998 were $12.6 million and $21.9 million versus $5.0 million and $8.7 million for the three and six months ended January 31, 1997, as a result of the growth in the number of advertisers and average contract duration and value. As of January 31, 1998, deferred revenues, including billings in excess of revenues, increased to $20.5 million, compared to $17.0 million at July 31, 1997 attributable to advertising contracts and guaranteed commitments under license and electronic commerce agreements for which there are significant obligations of the Company remaining.

  Advertising revenues    Advertising revenues were $9.6 million and $16.0
million for the three and six months ending January 31, 1998, representing 76% and 73% of total revenues, as compared to advertising revenues of $4.0 million and $7.1 million for the three and six months ended January 31, 1997, which represented 80% and 82% of total revenues. The top ten customers accounted for 30% of advertising revenues in the quarter ended January 31, 1998 as compared to 35% of advertising revenues in the quarter ended January 31, 1997.

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

  License, product and other revenues    License, product and other revenues
were $3.0 million and $5.9 million for the three and six months ending January 31, 1998, representing 24% and 27% of total revenues, as compared to license, product and other revenues of $994,000 and $1.6 million for the three and six months ended January 31, 1997, which represented 20% and 18% of total revenues. The increase in license, product and other revenue is attributable primarily to the addition of several new partners.

  Cost of revenues    Cost of revenues were $2.8 million and $4.7 million for
the three and six months ending January 31, 1998, representing 22% and 21% of total revenues, as compared to cost of revenues of $1.1 million and $1.9 million for the three and six months ended January 31, 1997, which represented 22% and 22% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing maintenance and support of the Company's products and services, including compensation, consulting fees, equipment costs, networking and other related indirect costs.

Operating expenses

  Research and Development    Research and development expenses were $1.7
million and $3.2 million for the three and six months ending January 31, 1998, representing 14% and 15% of total revenues, as compared to research and development expenses of $976,000 and $1.9 million for the three and six months ended January 31, 1997, which represented 20% and 22% of total revenues.

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

  Sales and Marketing    Sales and marketing expenses were $7.3 million and
$12.8 million for the three and six months ending January 31, 1998, representing 58% and 58% of total revenues, as compared to sales and marketing expenses of $4.8 million and $9.4 million for the three and six months ended January 31, 1997, which represented 95% and 108% of total revenues. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions associated with higher sales, and expenses pertaining to the Company's expanded advertising, marketing and public relations campaign. Sales and marketing expenses also include the cost of the Company's "Premier Provider" Agreements with Netscape, as further described below. The Company expects continued increases in sales and marketing expenses in future periods.

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

  General and Administrative    General and administrative expenses were $1.0
million and $1.9 million for the three and six months ending January 31, 1998, representing 8% and 9% of total revenues, as compared to general and administrative expenses of $737,000 and $1.3 million for the three and six months ended January 31, 1997, which represented 15% and 15% of total revenues. General and administrative expenses consist primarily of compensation, rent expenses and fees for professional services. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel and increased costs for professional services.

  Interest Income    Interest income was approximately $565,000 and $1.1 million for the three and six months ending January 31, 1998, as compared to interest income of $541,000 and $1.1 million for the three and six months ended January 31, 1997. Interest income is generated from investment of the Company's cash equivalents.



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



Liquidity and Capital Resources

  At January 31, 1998, the Company had cash and cash equivalents of approximately $41.4 million. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper.

  The Company used cash from operations of approximately $172,000 during the six months ended January 31, 1998, due primarily to increases in accounts receivable, license fees receivable and decreases in accrued expenses and billings in excess of revenues, offset by net income and decreases in prepaid expenses and increases in accounts payable and deferred revenues. The Company's primary investing activity during the year has been, and further expenditures are anticipated to be, for the purchase of computers and office equipment to support the Company's continued growth. During the six months ended January 31, 1998, the Company also used approximately $1.3 million for payments under the 1997 Agreement with Netscape.

  As of January 31, 1998, the Company is committed to noncancelable minimum payments totaling $16.7 million under operating lease agreements that expire at various times through 2003. In addition, the Company is obligated to make remaining installment payments totaling approximately $1.8 million under its 1997 Agreement with Netscape.

  At January 31, 1998, the Company had deferred revenues of $19.7 million representing primarily license fees to be earned in the future on noncancelable license agreements. In addition, the Company had billings in excess of revenues from advertising contracts of $782,000 at January 31, 1998.

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

   Management has reviewed the Company's systems relating to the year 2000 concerns and believes that the costs for compliance will not be material to the Company.

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

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 11.1:  Statement of Computation of Basic and Diluted Net
                             Income (Loss) Per Share herein included on page 14.

              Exhibit 27.1:  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended January 31, 1998.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LYCOS, INC.


Date:  March 4, 1998              By:/s/ Edward M. Philip
                                     --------------------------------
                                     Edward M. Philip
                                     Chief Operating Officer and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer, Authorized Officer)