Form 10-Q
period 1998-04-30
LYCOS INC
filed 1998-06-15
CIK 1007992

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended April 30, 1998

                         Commission File Number 0-27830

                             ---------------------

                                  LYCOS, INC.
             (Exact name of registrant as specified in its charter)



          DELAWARE                                       04-3277338
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



           400-2 TOTTEN POND ROAD, WALTHAM, MASSACHUSETTS 02154-2000 (Address of principal executive offices, including Zip Code)

                                 (781) 370-2700
              (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes  [_]  No

  The number of shares outstanding of the registrant's Common Stock as of June 12, 1998 was 18,530,772.

                                  LYCOS, INC.

                               Table of Contents



                                                                                                         Page
                                                                                                       --------
PART I.        FINANCIAL INFORMATION
ITEM 1         Consolidated Financial Statements:

               Consolidated Balance Sheets
                  April 30, 1998 and July 31, 1997..................................................       3

               Consolidated Statements of Operations
                  Three and nine months ended April 30, 1998 and 1997...............................       4

               Consolidated Statements of Cash Flows
                  Nine months ended April 30, 1998 and 1997.........................................       5

               Notes to Consolidated Financial Statements...........................................       7

ITEM 2         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................................      12

PART II        OTHER INFORMATION

ITEM 1         Legal Proceedings....................................................................      15

ITEM 2         Change in Securities.................................................................      15

ITEM 3         Defaults Upon Senior Securities......................................................      15

ITEM 4         Submission of Matters to a Vote of Securities Holders................................      15

ITEM 5         Other Information....................................................................      15

ITEM 6         Exhibits and Reports on Form 8-K.....................................................      15

               Signature............................................................................      16

                                  LYCOS, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                                 April 30,                 July 31,
                                                                                    1998                     1997
                                                                           -------------------      -------------------
                                  ASSETS                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents................................................      $  39,589,917             $ 40,766,258
  Accounts receivable, less allowance for doubtful accounts of $997,000
    and $554,000 at April 30, 1998 and July 31,1997, respectively..........          9,976,921                6,634,262
  License fees receivable..................................................         28,547,010                9,065,806
  Prepaid expenses.........................................................            932,286                4,259,979
  Other current assets.....................................................            326,292                   18,439
                                                                           -------------------      -------------------
     Total current assets..................................................         79,372,426               60,744,744
                                                                           -------------------      -------------------

Property and equipment, less accumulated depreciation......................          4,379,424                2,397,600
Long-term license fees receivable..........................................         22,314,583                  650,000
Investments (see Note 4)...................................................          7,492,125                       --
Intangible assets, net.....................................................         10,674,115                1,243,050
Other assets...............................................................            386,212                  383,615
                                                                           -------------------      -------------------
     Total assets..........................................................      $ 124,618,885             $ 65,419,009
                                                                           ===================      ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt........................................      $     171,783             $         --
  Accounts payable.........................................................          1,191,190                3,289,513
  Accrued expenses.........................................................          9,745,233                7,387,707
  Deferred revenues........................................................         27,136,979                9,541,566
  Billings in excess of revenues...........................................          1,883,433                2,387,424
  Due to related parties...................................................             16,109                    9,105
                                                                           -------------------      -------------------
     Total current liabilities.............................................         40,144,727               22,615,315

Long term debt.............................................................            181,683                       --
Long term portion of deferred revenues.....................................         27,042,086                5,100,000
Deferred income taxes......................................................             41,667                   56,667
                                                                           -------------------      -------------------
                                                                                    27,265,436                5,156,667
Commitments and contingencies

Stockholders' equity:
  Common stock.............................................................            168,249                  137,966
  Additional paid-in capital...............................................        160,500,212               49,506,906
  Deferred compensation....................................................           (127,972)                (185,436)
  Accumulated deficit......................................................       (102,925,813)             (11,812,409)
  Treasury stock, at cost..................................................           (405,954)                      --
                                                                           -------------------      -------------------
     Total stockholders' equity............................................         57,208,722               37,647,027
                                                                           -------------------      -------------------
     Total liabilities and stockholders' equity............................      $ 124,618,885             $ 65,419,009
                                                                           ===================      ===================

          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                      Three Months Ended                             Nine Months Ended
                                                           April 30,                                     April 30,
                                                  1998                   1997                   1998                   1997
                                          -----------------      -----------------      -----------------      -----------------
Revenues:
  Advertising.............................     $ 11,686,820            $ 4,487,541           $ 27,671,120           $ 11,600,135
  License, product and other..............        3,442,413              1,365,486              9,363,983              2,920,086
                                          -----------------      -----------------      -----------------      -----------------
     Total revenues.......................       15,129,233              5,853,027             37,035,103             14,520,221
Cost of revenues..........................        3,618,994              1,218,760              8,313,393              3,146,624
                                          -----------------      -----------------      -----------------      -----------------
     Gross profit.........................       11,510,239              4,634,267             28,721,710             11,373,597
Operating expenses:
  Research and development................        2,708,562              1,167,161              5,879,525              3,110,702
  In process research and development.....       89,148,150                     --             89,148,150                     --
  Sales and marketing.....................       10,178,861              4,537,711             22,969,704             13,910,210
  General and administrative..............        1,521,019                682,322              3,466,824              1,999,601
                                          -----------------      -----------------      -----------------      -----------------
     Total operating expenses.............      103,556,592              6,387,194            121,464,203             19,020,513
                                          -----------------      -----------------      -----------------      -----------------
Operating loss............................      (92,046,353)            (1,752,927)           (92,742,493)            (7,646,916)
Interest income...........................          524,349                480,145              1,629,089              1,603,077
                                          -----------------      -----------------      -----------------      -----------------
Net loss..................................     $(91,522,004)           $(1,272,782)          $(91,113,404)          $ (6,043,839)
                                          =================      =================      =================      =================
Basic and diluted loss per share..........           $(5.90)                $(0.09)                 (6.22)                $(0.44)
                                          =================      =================      =================      =================
Shares used in computing basic and
diluted loss per share....................       15,507,953             13,796,620             14,638,265             13,794,110
                                          =================      =================      =================      =================


          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                Nine Months Ended
                                                                                    April 30,
                                                                          1998                     1997
                                                                 -------------------      -------------------
Operating activities
Net loss.........................................................       $(91,113,404)             $(6,043,839)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Amortization of deferred compensation..........................             57,464                  121,456
  Depreciation and amortization..................................          1,614,085                  913,445
  Allowance for doubtful accounts................................            294,377                  240,000
  In process research and development expense....................         88,276,890                       --
Changes in operating assets and liabilities, net of effects from acquistion of businesses:
  Accounts receivable............................................         (3,427,800)              (3,040,886)
  License fees receivable........................................        (41,145,787)              (4,305,130)
  Prepaid expenses...............................................          3,369,416               (4,528,525)
  Other current assets...........................................           (326,292)                      --
  Other assets...................................................             (2,597)                (186,525)
  Accounts payable...............................................         (2,908,080)                 157,300
  Accrued expenses...............................................          1,152,511                6,490,580
  Deferred revenues..............................................         39,444,719                4,926,806
  Billings in excess of revenues.................................           (503,991)                 (86,675)
  Due to related parties.........................................              7,004                 (231,214)
  Deferred income taxes..........................................            (15,000)                 (16,333)
                                                                 -------------------      -------------------
Net cash used in operating activities............................         (5,226,485)              (5,589,540)
                                                                 -------------------      -------------------
Investing activities
Purchase of property and equipment...............................         (1,270,932)              (1,560,977)
Cash acquired through acquisitions...............................          4,215,056                       --
Investment in affiliates.........................................           (992,125)                      --
                                                                 -------------------      -------------------
Net cash provided by (used in) investing activities..............          1,951,999               (1,560,977)
                                                                 -------------------      -------------------
Financing activities
Proceeds from exercise of stock options..........................          3,352,352                   18,402
Cash used to repurchase treasury stock...........................               (990)                      --
Acquisition costs paid...........................................         (1,253,217)                      --
                                                                 -------------------      -------------------
Cash provided by financing activities............................          2,098,145                   18,402
                                                                 -------------------      -------------------
Net decrease in cash and cash equivalents........................         (1,176,341)              (7,132,115)
                                                                 -------------------      -------------------
Cash and cash equivalents at beginning of period.................         40,766,258               44,142,187
                                                                 -------------------      -------------------
Cash and cash equivalents at end of period.......................       $ 39,589,917              $37,010,072
                                                                 ===================      ===================

Schedule of non-cash financing and investing activities:
Issuance of common stock upon acquisition of Tripod, Inc.........       $     12,888              $        --
 Assets and liabilities recorded upon acquisition of Tripod, Inc.;
  Accounts receivable............................................            128,219                       --
  Property and equipment.........................................          1,236,701                       --
  Intangible assets..............................................          7,819,935                       --
  Accounts payable...............................................            724,943                       --
  Accrued expenses...............................................            782,050                       --
  Deferred revenues..............................................             92,780                       --


          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
Schedule of non-cash financing and investing activities:
Issuance of common stock upon acquisition of WiseWire
  Corporation....................................................          $    7,227       $              --
 Assets and liabilities recorded upon acquisition of
  WiseWire Corporation;
  Accounts receivable............................................              81,017                      --
  Prepaids.......................................................              23,284                      --
  Property and equipment.........................................             708,929                      --
  Intangible assets..............................................           3,187,697                      --
  Accounts payable...............................................              84,814                      --
  Notes payable..................................................             353,466                      --
  Accrued expenses...............................................             419,006                      --

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


3. CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less as cash equivalents, and those with maturities of greater than three months as short-term investments. At April 30, 1998, the Company had no investments with remaining maturities of greater than three months.

                                  LYCOS, INC.

4. INVESTMENTS

   The Company's investments include those in which its ownership is less than 20%, and are not majority-owned or controlled, and are recorded at cost. In March, 1998, the Company acquired a 9.9% interest in GlobeComm, Inc. (iName), a leading global provider of free Web-based e-mail products, in exchange for shares of the Company's Common Stock valued at $4.0 million at the time of the transaction. Lycos utilizes GlobeComm's e-mail products to provide free Web based e-mail to Lycos users. Additionally, in April 1998, the Company acquired a 14.8% ownership stake in Sage Enterprises, Inc. (PlanetAll) which is owned 29% by CMGI, a related party, in exchange for shares of the Company's Common Stock valued at $2.5 million at the time of the transaction. Launched in November 1997, PlanetAll provides through the Internet free core contact management services.


5. LONG-TERM DEBT

   Upon acquisition of WiseWire Corporation on April 30, 1998 (see Note 9), the Company assumed a senior loan with an outstanding balance of $353,466 under terms of a senior loan and security agreement in a total amount not to exceed $750,000, bearing interest at 18.4%, collateralized by the certain of the Company's computer equipment. The existing promissory note requires 36 monthly principal and interest payments of $16,216 through January 1, 2000, and a final payment equal to the then fair market value of the collateral at that time as determined by the lender, but not less than 10% of the original loan, or, at the Company's option, 6 additional monthly payments of $16,216 through July 1, 2000. Prepayments are not permitted under the terms of the loan agreement.


6. COMMITMENTS AND CONTINGENCIES

   The Company leases its facilities and certain other equipment under operating lease agreements expiring through 2003. Future noncancelable minimum payments under these leases for each fiscal year end are as follows:

                    1998                              $ 1,660,050
                    1999                                6,087,641
                    2000                                3,605,264
                    2001                                2,330,467
                    2002                                2,120,259
                    Thereafter                          1,102,724
                                              -------------------
                                                      $16,906,405
                                              ===================

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

                                  LYCOS, INC.

   In May 1998, the Company renewed its one year "Premier Provider" agreement (the "1998 Agreement") with Netscape Communications Corporation ("Netscape") pursuant to which the Company was designated one of four "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape browser. Under the terms of the 1998 Agreement, the Company is obligated to make installment payments totaling $4.75 million over the term of the 1998 Agreement, subject to adjustments under certain circumstances. The Company recognizes the cost of the 1998 Agreement ratably over the term of the Agreement, with the cost included in sales and marketing expense.

   The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


7. EARNINGS PER SHARE

   The Company has adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 128 ("SFAS 128") "Earnings per Share", which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period EPS data. Accordingly, all prior period EPS data presented has been restated to conform to the provisions of SFAS No. 128.


8. RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes new rules for reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company will adopt SFAS No. 130 for its fiscal year ending July 31, 1999. The adoption if this statement is not expected to have an impact on the Company's net loss or shareholders' equity.

   In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending July 31, 1999.


9. ACQUISITIONS

ACQUISITION OF TRIPOD, INC.

   On February 2, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company, Pod Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("PAC"), Tripod, Inc., a Delaware corporation ("Tripod"), Bo Peabody and Richard Sabot, providing for the merger of PAC with and into Tripod (the "Merger"). On February 11, 1998,the Company completed the closing of the Merger and Tripod became a wholly-owned subsidiary of the Company. In accordance with the terms of the Agreement, Richard Sabot was elected, effective May 1, 1998, to the Company's Board of Directors for a term expiring at the first Annual Meeting of the Company's stockholders held after the Company's fiscal year ending July 31, 2000.

                                  LYCOS, INC.

   The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Tripod have been included with those of the Company for periods subsequent to the date of acquisition.

   In the Merger, all outstanding shares of Common Stock and Preferred Stock of Tripod and options and warrants to purchase Common Stock and Preferred Stock of Tripod were converted into 1,560,413 shares and options and warrants to purchase Common Stock of the Company. All outstanding options to purchase Common Stock of Tripod have been assumed by the Company and converted into options to purchase Common Stock of the Company, and all outstanding warrants to purchase Preferred Stock of Tripod have been assumed by the Company and converted into warrants to purchase Common Stock of the Company.

   Under the terms of the Agreement and related Escrow Agreement dated February 11, 1998, an aggregate of 127,841 shares of Common Stock of the Company and options and warrants to purchase an additional 28,209 shares of Common Stock of the Company will be held in escrow for the purpose of indemnifying the Company against certain liabilities of Tripod and its stockholders. The escrow will expire on the first anniversary of the Merger.

The purchase price was allocated as follows:

         In process research and development                  $51,600,000
         Developed technology                                   7,507,138
         Goodwill                                                 312,797
         Other assets, principally cash and equipment           5,054,862
         Liabilities assumed                                   (1,603,731)
                                                          -------------------
                                                              $62,871,066
                                                          ===================


   In process research and development expensed at the time of acquisition represents the estimated current fair value (using the Cost-to-Create valuation method) of a specifically identifiable project under development which did not meet the accounting criteria for capitalization. Accumulated amortization on goodwill and developed technology was $13,341 and $320,177, respectively at April 30, 1998. The Company is amortizing the goodwill and developed technology straight line over a period of five years.

ACQUISITION OF WISEWIRE CORPORATION

   On April 30, 1998, the Company, entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company, Wise Acquisition Corp., a Pennsylvania corporation and a wholly-owned subsidiary of the Company ("WAC"), and WiseWire Corporation, a Pennsylvania corporation ("WiseWire"), pursuant to which WAC was merged with and into WiseWire (the "Merger"). As a result of the Merger, WiseWire became a wholly-owned subsidiary of the Company.

   The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for WiseWire will be included with those of the Company for periods subsequent to the date of acquisition.

   In the Merger, all outstanding shares of Common Stock and Preferred Stock of WiseWire and options to purchase Common Stock of WiseWire were converted into 824,255 shares and options to purchase Common Stock of the Company. All outstanding options to purchase Common Stock of WiseWire have been assumed by the Company.

   Under the terms of the Agreement and related Escrow Agreement dated April 30, 1998, an aggregate of 82,437 shares of Common Stock of the Company will be held in escrow for the purpose of indemnifying the Company against certain liabilities of WiseWire and its stockholders. The escrow will expire on the first anniversary of the Merger.

                                  LYCOS, INC.

The purchase price was allocated as follows:

         In process research and development                $36,000,000
         Developed technology                                 3,060,189
         Goodwill                                               127,509
         Other assets, principally cash and equipment         1,338,343
         Liabilities assumed                                   (857,286)
                                                        -------------------
                                                            $39,668,755
                                                        ===================


    In process research and development expensed at the time of acquisition represents the estimated current fair value (using the Cost-to-Create valuation method) of a specifically identifiable project under development which did not meet the accounting criteria for capitalization. There was no accumulated amortization on goodwill and developed technology at April 30, 1998. The Company is amortizing the goodwill and developed technology straight line over a period of five years.


10. SUBSEQUENT EVENT

    On June 10, 1998, 2,250,000 of the Company's shares were sold under a registration statement filed with the Securities Exchange Commission, filed on May 15, 1998. Of the 2,250,000 shares sold, 2,000,000 shares were sold by the Company and 250,000 were sold by CMG Information Services, Inc ("CMGI"). The Company did not receive any proceeds from the sale of shares by CMGI. Proceeds to the Company were approximately $95 million, before deduction of expenses payable by the Company, estimated at $350,000. The Underwriters exercised an option to purchase 337,500 additional shares of Common Stock, resulting in additional proceeds to the Company of approximately $16 million.


11. RECLASSIFICATIONS

    Certain amounts in 1997, which were previously included in the consolidated income statement under the caption "Cost of revenues", have been reclassified as "Sales and marketing". This change in classification had no effect on previously reported net loss or net loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the "Factors Affecting the Company's Business, Operating Results and Financial Condition"
section included in the Company's 1997 Annual Report on Form 10-K and in the "Risk Factors" section included in the Company's Prospectus dated June 4, 1998, each filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

   Total revenues    Total revenues for the three and nine months ended April
30, 1998 were $15.1 million and $37.0 million versus $5.9 million and $14.5 million for the three and nine months ended April 30, 1997, as a result of the growth in the number of advertisers and average contract duration and value. As of April 30, 1998, deferred revenues, including billings in excess of revenues, increased to $56.1 million, compared to $17.0 million at July 31, 1997 attributable to advertising contracts and guaranteed commitments under license and electronic commerce agreements for which there are significant obligations of the Company remaining.

   Advertising revenues    Advertising revenues were $11.7 million and $27.7
million for the three and nine months ending April 30, 1998, representing 77% and 75% of total revenues, as compared to advertising revenues of $4.5 million and $11.6 million for the three and nine months ended April 30, 1997, which represented 77% and 80% of total revenues. The top ten customers accounted for 20% of advertising revenues in the quarter ended April 30, 1998 as compared to 30% of advertising revenues in the quarter ended April 30, 1997.

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

   License, product and other revenues    The Company's license, product and
other revenues are derived principally from (i) license and maintenance fees associated with the license of its search technology, and (ii) placement or "slotting" fees as well as royalties on the sale of goods and services originating from its Websites from electronic commerce customers.

   License, product and other revenues were $3.4 million and $9.4 million for the three and nine months ending April 30, 1998, representing 23% and 25% of total revenues, as compared to license, product and other revenues of $1.4 million and $2.9 million for the three and nine months ended April 30, 1997, which represented 23% and 20% of total revenues. The increase in license, product and other revenue is attributable primarily to the addition of several new partners.

   Cost of revenues    Cost of revenues were $3.6 million and $8.3 million for
the three and nine months ending April 30, 1998, representing 24% and 22% of total revenues, as compared to cost of revenues of $1.2 million and $3.1 million for the three and nine months ended April 30, 1997, which represented 21% and 22% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing maintenance and support of the Company's products and services, including compensation, consulting fees, equipment costs, networking and other related indirect costs.

OPERATING EXPENSES

   Research and Development    Research and development expenses were $2.7
million and $5.9 million for the three and nine months ending April 30, 1998, representing 18% and 16% of total revenues, as compared to research and development expenses of $1.2 million and $3.1 million for the three and nine months ended April 30, 1997, which represented 20% and 21% of total revenues.

Research and development expenses consist primarily of equipment and salary costs. The overall increase in research and development expenses was primarily due to increased engineering staffing to continue to develop and enhance the Company's expanded product offerings.

   With the exception of technology acquired in the Tripod and WiseWire acquisitions, all research and development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company expects to continue to commit substantial resources to research and development in the future.

   Sales and Marketing    Sales and marketing expenses were $10.2 million and
$23.0 million for the three and nine months ending April 30, 1998, representing 67% and 62% of total revenues, as compared to sales and marketing expenses of $4.5 million and $13.9 million for the three and nine months ended April 30, 1997, which represented 78% and 96% of total revenues. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions associated with higher sales, and expenses pertaining to the Company's expanded advertising, marketing and public relations campaign. Sales and marketing expenses also include the cost of the Company's "Premier Provider" Agreements with Netscape, as further described below. The Company expects continued increases in sales and marketing expenses in future periods.

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

   General and Administrative    General and administrative expenses were $1.5
million and $3.5 million for the three and nine months ending April 30, 1998, representing 10% and 9% of total revenues, as compared to general and administrative expenses of $682,000 and $2.0 million for the three and nine months ended April 30, 1997, which represented 12% and 14% of total revenues. General and administrative expenses consist primarily of compensation, rent expenses and fees for professional services. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel and increased costs for professional services.

   Interest Income Interest income was approximately $524,000 and $1.6 million for the three and nine months ending April 30, 1998, as compared to interest income of $480,000 and $1.6 million for the three and nine months ended April 30, 1997. Interest income is generated from investment of the Company's cash equivalents.


FACTORS WHICH MAY AFFECT FUTURE OPERATIONS

   There are a number of business factors which singularly or combined may affect the Company's future operating results. These factors include dependence on third party relationships to create traffic on the Company's websites, dependence on major customers, dependence on advertising revenues, dependence on the Internet, rapid technological change, competition and variability of quarterly results, which have been outlined in the Company's 1997 Annual Report on Form 10-K and Prospectus dated June 4, 1998.


LIQUIDITY AND CAPITAL RESOURCES

   At April 30, 1998, the Company had cash and cash equivalents of approximately $39.6 million. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper.

   The Company used cash from operations of approximately $5.2 million during the nine months ended April 30, 1998, due primarily to the Company's net loss, as well as increases in accounts receivable, license fees receivable and decrease to accounts payable, offset by decreases in prepaid assets and increases to accrued expenses and deferred revenue. The Company's primary investing activity during the year has been, and further expenditures are anticipated to be, for the purchase of computers and office equipment to support the Company's continued growth.

   As of April 30, 1998, the Company is committed to noncancelable minimum payments totaling $16.9 million under operating lease agreements that expire at various times through 2003. During the nine months ended April 30, 1998, the Company also used approximately $2.0 million for payments under the 1997 Agreement with Netscape.

   At April 30, 1998, the Company had deferred revenues of $54.2 million representing primarily license fees to be earned in the future on noncancelable license agreements. In addition, the Company had billings in excess of revenues from advertising contracts of $1.9 million at April 30, 1998.

   On June 10, 1998, 2,250,000 of the Company's shares were sold under a registration statement filed with the Securities Exchange Commission, filed on May 15, 1998. Of the 2,250,000 shares sold, 2,000,000 shares were sold by the Company and 250,000 were sold by CMG Information Services, Inc ("CMGI"). The Company did not receive any proceeds from the sale of shares by CMGI. Proceeds to the Company were approximately $95 million, before deduction of expenses payable by the Company, estimated at $350,000. The Underwriters exercised an option to purchase 337,500 additional shares of Common Stock, resulting in additional proceeds to the Company of approximately $16 million.

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

   Concerns have been widely expressed regarding the inability of certain computer programs to process date information beyond year 1999. These concerns focus on the impact of the Year 2000 problem on business operations and the potential costs associated with identifying and addressing the problem. The Company is in the process of evaluating and taking steps to deal with the potential impact of this problem in areas under its control, in particular its products and its administrative and business systems.

   Based on its review to date, the Company believes that its own products are "Year 2000 compliant." The Company is in the process of upgrading its administrative and business systems and does not anticipate any material problems. The Company has considered a program to survey all major suppliers of such systems to determine the status and schedule for their Year 2000 compliance. Where it believes that a particular supplier's situation poses unacceptable risks, the Company plans to identify an alternative source.

   Costs incurred in the compliance effort, if any, will be expensed as incurred. While the Company's Year 2000 compliance evaluation is not yet complete, the Company does not at this time foresee a material impact on its business or operating results from the Year 2000 problem. The Company cannot, of course, predict the nature or materiality of the impact on its operations or operating results of noncompliance by parties outside its control.

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)  Exhibit 10.1:  Leggat McCall Properties lease, dated January 30,
                            1998.

            *Exhibit 10.23: Netscape Premier Provider Agreement, as of May 19,
                            1998.

             Exhibit 11.1: Statement of Computation of Basic and Diluted Net Loss Per Share.

             Exhibit 27.1:  Financial Data Schedule

        (b) The following reports on Form 8-K were filed during the quarter ended April 30, 1998:

                  On February 12, 1998, the Company filed a Form 8-K (as amended by Form 8-K/A filed on March 10, 1998) pursuant to Items 2 and 7 of such Form regarding its acquisition of Tripod, Inc.

                  On March 9, 1998, the Company filed a Form 8-K pursuant to
                  Item 5 of such Form regarding its investment in GlobeComm, Inc.

                  On April 30, 1998, the Company filed a Form 8-K (as amended by Form 8-K/A filed on May 15, 1998) pursuant to Items 2 and 7 of such Form regarding its acquisition of WiseWire Corporation.

         * Portions of this Exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to an application for an order declaring confidential treatment thereof.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LYCOS, INC.


Date:  June 15, 1998              By:
                                     --------------------------------------
                                     Edward M. Philip
                                     Chief Operating Officer and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer, Authorized Officer)