Form 10-K
period 1998-07-31
LYCOS INC
filed 1998-10-29
CIK 1007992

================================================================================

                     UNITED STATES SECURITIES AND EXCHANGE
                                  COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE YEAR ENDED JULY 31, 1998
                        COMMISSION FILE NUMBER 0-27830

                                  LYCOS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           04-3277338
  (STATE OR OTHER JURISDICTION                               (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

           400-2 TOTTEN POND ROAD, WALTHAM, MASSACHUSETTS 02451-2000 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                [_] Yes [X] No

    The aggregate market value of voting stock held by non-affiliates of the registrant as of October 26, 1998 was $1,104,811,295 (based on the last reported sale price on the NASDAQ National Market on that date).
    The number of shares outstanding of the registrant's Common Stock as of October 26, 1998 was 42,992,690.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Specifically identified information in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on December 16, 1998, is incorporated by reference into Part III herein.

================================================================================

                                  LYCOS, INC.

                         1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
  PART I
  ======

Item 1.    Business................................................................     1

Item 2.    Properties..............................................................    11

Item 3.    Legal Proceedings.......................................................    11

Item 4.    Submissions of Matters to a Vote of Security Holders....................    11

Item 4a.   Executive Officers of the Registrant....................................    11

  PART II
  =======

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...    14

Item 6.    Selected Financial Data.................................................    14

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations...........................................................    16

Item 8.    Financial Statements and Supplementary Data.............................    34

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure....................................................    62

 PART III
 ========

Item 10.   Executive Officers of the Registrant....................................    62


Item 11.   Executive Compensation..................................................    62

Item 12.   Security Ownership of Certain Beneficial Owners and Management..........    62

Item 13.   Certain Relationships and Related Transactions..........................    62

 PART IV
 =======

Item 14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K........    62

  Signatures.......................................................................    64

                                      (i)

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

                                    PART I

ITEM 1.   BUSINESS

COMPANY OVERVIEW

     Lycos, "Your Personal Internet Guide," is a "New Generation Online Service" that offers a network of globally branded media properties and aggregated content distributed primarily through the World Wide Web. Under the "Lycos Network" brand, the Company provides guides to online content, aggregated third party content, Web search and directory services and community and personalization features. The Company seeks to draw a large number of viewers to its Websites by providing a one-stop destination for identifying, selecting and accessing resources, services, content and information on the Web. The Company's recent acquisitions of Tripod and Angelfire allow Lycos to offer Internet users the ability to create personal homepages and join interest-based communities.

     Since its inception in June 1995, the Company has rapidly expanded into a global Internet Network used daily by millions of people throughout the world. The Company is one of the leading online media services in terms of traffic, revenues and user reach, serving millions of information requests per day. According to RelevantKnowledge, the Company's Websites attracted over 19 million unique users during August 1998 and, according to Media Metrix, approximately 37% of all Web users visited the Company's Websites in such month. The Company generates revenues primarily through selling advertising and sponsorships, electronic commerce and by licensing its products and technology. The Company's Websites have become a widely accepted advertising medium for several prominent companies, including Coca-Cola, Disney, General Motors, Hilton, IBM, Proctor and Gamble and Visa. The Company has established electronic commerce and sponsorship relationships with several companies, including AT&T, Barnes & Noble, Fleet Bank and Preview Travel. In addition, Lycos has established strategic licensing and technological alliances with some of the world's leading corporations, including such companies as Bertelsmann, Sumitomo, Microsoft and Viacom.

     The Company's ability to easily adapt its technology in a variety of languages has made its service a popular global Internet destination, widely accessible to users throughout the world. In order to expand the international distribution of the Company's services, in May 1997, the Company entered into a joint venture with Bertelsmann AG to launch local versions of the Lycos service throughout Europe, and, in March 1998, the Company entered into a joint venture agreement with Sumitomo Corp. and Internet Initiative Japan, Inc. ("IIJ") to offer a localized version of the Lycos service in Japan. The Company currently offers localized versions of the Lycos service in Austria, Belgium, France, Germany, Italy, Japan, Luxembourg, Spain, Sweden, Switzerland, the Netherlands and the United Kingdom.

STRATEGY

     The Company's objective is to continue to draw a large number of viewers to the Lycos Network by providing a network of globally branded media properties and aggregated content to users free of charge and making them as easily accessible as possible throughout the world.

Key elements of the Company's strategy include:

Aggressively Extend Brand Name Recognition. The Company believes that continuing to enhance its brand name recognition will be increasingly important as greater numbers of consumers look to the Internet as a key source of information, entertainment and commercial activity. The Company seeks to continue its brand expansion through advertising campaigns, personalization of its product line, international alliances and distribution relationships. The Company is also extending the Lycos brand name by licensing its products for use in other media, such as books and CD-ROMs.

Enhance, Expand and Personalize the Company's Content and Services. Lycos intends to enhance its products and services with additional content, features and functionality to maintain its position as a leading New Generation Online Service. The Company's strategy is to differentiate its products and services from competing companies and increase user loyalty and retention through the availability of personalized offerings and by expanding the breadth and depth of its services such that it maintains its position as one of the most popular destinations on the Web. In order to expand the Company's product offerings, the Company has completed acquisitions of businesses, technologies, content and services that are complementary or related to the Company's operations and may pursue other acquisitions in the future. The Company also incorporates into its products and services new technologies developed internally or licensed from other companies which it believes will further differentiate its offerings and provide viewers with a richer, more satisfying Internet experience.

Expand Online Community. The Company seeks to make the Lycos service the first and most frequent stop for Internet users. The Company believes one of the most effective ways to achieve this is through the creation of a sense of online community which, in turn, results in increased user affinity to the site. Products and services such as free personal homepages, personalized e-mail, topic-based chat services, and personal homepage searches are designed to create a sense of community among users. By establishing a sense of community, the Company believes that users will both visit the site more frequently and remain at the site for a longer duration. The Company believes that community building will be a major source of traffic and brand loyalty in the future.

Create Innovative Advertising Solutions. The Company believes that the traffic flow generated from its products and services provides an attractive platform for measurable, targeted, cost-effective and interactive advertising on the Internet. The Company combines technical skills with advertising industry expertise to provide differentiated solutions to advertisers, helping them exploit the capabilities of the Internet as an advertising medium. The Company actively seeks to develop innovative ways for advertisers to reach their target audiences through the Internet. The Company designs and offers customized packages which include the ability to change advertisements quickly and frequently, to link a specific advertisment to a search term or topic, to target advertisements based on user patterns and demographics, to conduct advertising test campaigns with rapid result delivery and to track daily usage statistics.

Pursue Value-Added Electronic Commerce Solutions. The Company believes that Web-based electronic commerce will continue to grow as an increasing number of businesses and consumers embrace the Internet as a viable method of purchasing goods and services. The Company's strategy is to integrate its commerce offerings into the Lycos service based on the user's information needs. By integrating the commerce transaction into the online community and navigational process, the Company believes it will be able to better target products to potential customers and thereby achieve better results than those achieved by non-targeted electronic commerce sites and online malls. For example, through the Company's arrangement with Barnes & Noble, a user who types a search query on a particular topic will be presented with a link to the Barnes & Noble Website which contains a list of books on the related topic.

Expand Distribution Through Strategic Alliances. In order to increase traffic to the Company's Websites and to extend the Lycos brand internationally, the Company seeks to enter into strategic relationships with business partners who offer content, technology and distribution capabilities as well as marketing and cross-promotional opportunities. In addition, the Company seeks to partner with key aggregators of users such as AT&T, Microsoft and Netscape in order to drive additional traffic to its sites. The Company also seeks to broaden its offering of localized versions of its products and services to users outside the United States. By creating sites in native languages with local content that are hosted locally, the Company believes that it can improve the experience for the international user. The Company has adopted a strategy of partnering with large local companies when entering a new international market in order to leverage the promotion, marketing and sales strengths of its partners and reduce the costs associated with global expansion. In addition, the Company believes local partners provide local expertise and infrastructure that give Lycos an advantage over its competitors.

RECENT ACQUISITIONS

     In February 1998, Lycos completed the acquisition of Tripod. Based in Williamstown, Massachusetts, Tripod was founded in 1992 and is one of the largest and fastest growing communities on the Internet, with a particular emphasis on the 18-34 year-old demographic. Tripod provides its registered members with the ability to utilize Tripod's personal publishing tools to create free personal homepages on the Internet. Tripod's proprietary Homepage Builder technology allows Tripod members to build free personal Internet homepages in a quick and user-friendly manner. These homepages are both built and maintained on Tripod's Website (www.tripod.com). The user-created homepages can then be linked by the user to any of the community "pods" maintained by Tripod. Within the interest-based community pods, user-created homepages are combined with professional content from Tripod's editorial staff. Similar to Lycos, Tripod derives its revenues primarily from advertising, sponsorships and electronic commerce.

     In April 1998, Lycos acquired WiseWire, a leader in delivering targeted content to Websites. WiseWire finds, filters and organizes content on the Internet using proprietary intelligent agent technology while building online communities through content personalization. WiseWire offers a series of products which personalize content to specific customer needs. For instance, WiseWire's Community Directory product offers a dynamic online directory of continually updated content, hierarchically organized allowing end-users to contribute to the evolution and quality of information. WiseWire's automated processing and categorization of Websites into a directory format offers more current listings to users and a less expensive ongoing cost structure for the Company compared to traditional manually created directories.

     In June 1998, Lycos acquired GuestWorld, the Web's largest provider of free online guestbook services. Launched in 1996, GuestWorld provides free, electronic guestbook services to an organically formed community of users who have homepages on the Web. The service allows visitors to register and comment on a person's homepage and automatically compiles visitors' e-mail addresses, making it easy for the homepage owner to stay in touch with guests, respond to comments, and inform them of site updates.

     In August 1998, Lycos acquired WhoWhere?. Located in Mountain View, California, WhoWhere? offers a complete line of Web-based applications, including its leading directory services, popular MailCity e-mail service and Angelfire, a provider of free homepage building services. WhoWhere?'s suite of communication applications for the Internet and other open networks enable people and businesses worldwide to seamlessly find, communicate and collaborate with each other. Lycos plans to continue to expand WhoWhere?'s highly successful co-branding model to license its services to other companies aiming for increased site traffic and brand affinity.

     With the addition of these unique features, the Lycos Network becomes the most complete hub, providing patented search, comprehensive directories, personal homepages, e-mail, loyal and diverse communities and popular shopping functions.


PRODUCTS

     The Company offers a comprehensive suite of products and services through its network of globally branded media properties. The Company's Websites provide users with premier Internet navigation functionality, personalized information resources and online community products. These products and services are developed internally by the Company or licensed by the Company from third parties.

PREMIER NAVIGATION FUNCTIONALITY

     Lycos offers its users the ability to quickly and easily find information on the Web by searching through the Company's index of Web documents. Lycos' primary search and navigation products include:

     The Lycos Search. Using the Lycos Search, a user may enter a search term or terms and review a list of the best matches from all indexed Web pages. The search results also provide a direct hypertext link to the actual pages matching the search. The Company believes that its proprietary Lycos Search provides one of the most comprehensive indices of the Web and is differentiated from other catalogs based on its speed, ability to index non-textual information (e.g., pictures and sounds) and relevancy of search groups and personal homepages.

     Lycos Guides and Directories. In order to give users an easy-to-use framework in which to efficiently explore and utilize the wealth of content on the Internet, Lycos maintains a series of Web Guides and directories, including Web Guides, Top 5% Sites, CityGuide and WhoWhere?. Lycos' topic-based Web Guides provide categorized areas of interest that enable users to browse through groupings of related information. Web Guide topics include, among others, Business, Education, Entertainment, Fashion, Sports and Travel. Each of the Web Guides contains a news briefing on each topic area and hypertext links to topic sites that allow users to find relevant information quickly. The Web Guides incorporate the WiseWire technology, which is an automated system of compiling data into a directory format, enabling the Company to offer a more current directory to users. Top 5% Sites guide is a collection of critical reviews of what the Company considers to be among the most popular sites on the Web. Top 5% Sites permits users to focus on high quality sites and read critical reviews to determine if the sites are likely to be of interest. Similarly, CityGuide is a collection of guides to more than 1,200 cities throughout the world which gives the virtual traveler a snapshot of life in each city or town and provides hypertext links to Websites that best reflect the hot spots, history and day-to-day living of each city. WhoWhere?'s directories offer a variety of comprehensive services that make it easy to find people and businesses on the Internet.

PERSONALIZED CONTENT AND INFORMATION RESOURCES

     In order to provide the most personalized and comprehensive experience to the Lycos user, the Company has developed and integrated a series of products which allow the user to quickly and easily obtain relevant information. By providing the ability for users to personalize their Lycos experience and access personally important information, the Company believes it provides a value-added service to users which increases their overall utilization of the Company's Websites. Lycos' personal information resource products include the following:

Personal Guide and Email. The Personal Guide by Lycos automatically delivers a personalized view of the Lycos service, including news, weather, stock quotes, sports scores, horoscopes, lottery results, local television listings and Website reviews, all based on the user's personal specifications. Tailored to each individual's preferences, the Personal Guide enhances and personalizes the user's Internet experience by eliminating unwanted information and quickly filtering the most relevant information to the user. The Personal Guide also features a unique contact management service which allows the Lycos Personal Guide user to maintain a linked, self-updating address book and scheduler. Lycos also offers its users a free personalized Web-based e-mail account, known as Lycosmail, which can be accessed using an easy-to-use interface from any computer with an Internet connection. As Lycosmail users do not need to change their e-mail addresses when they move or change Internet service providers, the same e-mail address can be used indefinitely from any location and computer.

Personal and Business News. The Lycos News service provides comprehensive, around-the-clock coverage of news from around the world and allows users to search news stories provided by leading news sources such as Reuters. Personal financial information is also accessible through the Company's StockFind product offering. StockFind provides financial information on publicly held companies, mutual funds, money market funds and the major financial indices and allows users to chart stock prices, track their personal investment portfolios and receive the latest business and company-specific news. Similarly, Lycos' Companies Online, built in cooperation with Dun & Bradstreet, provides searchable access to a vast amount of information on more than 100,000 public and private companies, organized into 14 different industry groups. This service offers a way for users to gather highly relevant information, including management, annual sales, ownership structure and DUNS number, and provides a direct link to the Company's Website.

Reference Services. Lycos provides a vast array of products for its users to locate other individuals, businesses, products and places. PeopleFind, a comprehensive home address, e-mail address and phone number directory, assists users in locating individuals worldwide. Yellow Pages, offered in cooperation with GTE, allows users to locate businesses throughout the United States by searching according to category, business name, business address or keyword. Furthermore, once the user locates a business or a service provider, the user is able to obtain contact information as well as directions to and a map of the business location. Lycos Classifieds offers a convenient way for users to both buy and sell goods and services online. Additionally, Lycos' RoadMaps product allows users to search for and obtain driving directions to any street address in the United States and map that address.

ONLINE COMMUNITY PRODUCTS

     Lycos believes that as the Internet continues to grow, online communities will become an increasingly important aspect of a user's online experience. Communities are groupings of Internet users organized around topics or areas of interest in such a way that the user actively contributes to both the dialogue and content within the community. Lycos believes that as users become involved with the various Lycos online community products and services, they become more likely to return to the site in the future. Consequently, Lycos seeks to develop an active, loyal user base by building significant community features into the Lycos Network through the following online products:

Chat. Chat creates a "virtual community" in which a participant can interact in real-time group or one-on-one discussions or participate in moderated events, buddy lists and bulletin boards. Lycos' chat rooms are arranged around multiple topics of interest including romance, entertainment and current events.

Homepages. Through Tripod and Angelfire, Lycos provides users with the ability to create free personal homepages which are built and maintained on the Company's Websites. Utilizing a variety of proprietary personal publishing tools, users are able to quickly and easily create fully personalized Web-based homepages with proprietary Homepage Builder technology. On the Tripod site, personal homepages can be linked to any of the over 140 community pods currently maintained by Tripod. Within the community pods, Tripod's editorial staff provides content and organization among a variety of issues and areas of interest. Tripod's and Angelfire's Websites can be found at www.tripod.com and www.angelfire.com, respectively.


ADVERTISING

  The Company currently derives a substantial portion of its revenues from the sale of advertisements on its Websites, primarily through banner advertisements and sponsorships. Advertising contracts are primarily sold as: (1) a "run of site" contract under which a customer is guaranteed a number of impressions; (2) a "key word" contract in which a customer purchases the right to advertise in connection with specified word searches; or (3) a "targeted" contract where the customer purchases a specified number of impressions in one of the Web Guides or on a specified page or service.

  Advertising revenue is generated by placing banner advertisements on any of the Web pages that are displayed on the Company's Websites. From each advertisement banner, a viewer can link directly to the advertiser's Website, thus affording the advertiser the opportunity to directly interact with a potential customer. The Company's advertising revenues are derived principally from advertising contracts, which generally have a term of one to twelve months, in which the Company guarantees a number of impressions (an impression is a one-on-one view of an advertisement by the end user) for a fixed fee or on a per-impression basis with an established minimum fee. The Company also sells advertising on a keyword basis that links an advertisement to a specific search term or topic (for example, when "automobile" is searched, an automotive or car manufacturer advertisement appears) and in Web Guides that link an advertisement to a topic of interest. Keyword and Web Guide advertising permit advertisers to target advertisements to selected audiences.

  The Company advises customers on advertisement placement and design, enabling them to develop more dynamic advertisements and monitor the advertisements for effectiveness. To facilitate these services, the Company provides advertisers with online reports showing advertising impressions and the number of times users "click" on an ad to visit the advertiser's site. The Company's standard rates for advertising range from $16 to $100 per one thousand impressions depending on such factors as the contract length, ad placement within the site and the targeted nature of the ads.

  The Company employs an experienced, direct sales force to address the new and evolving requirements of the Internet advertising market. The Company has hired the majority of its sales force from the advertising industry because it believes that an experienced sales force is critical to initiate and maintain relationships with advertisers and advertising agencies. The Company employs advertising sales personnel in New York, San Francisco, Boston, Pittsburgh, Chicago, Dallas, Philadelphia, Atlanta and Los Angeles. International advertising territories are handled primarily by the Company's joint venture partners in Europe and in Japan. See "--Strategic Alliances."

ELECTRONIC COMMERCE

     Lycos believes electronic commerce is a natural extension of the Company's search and navigation services. Through electronic commerce, the Company partners with merchants to integrate their products into the Lycos service, making them available for sale to the Company's users. In its electronic commerce arrangements, the Company generally receives a fixed fee and a share of the proceeds from online sales. In addition, the Company benefits from promotional and branding opportunities available from its merchant partners which create greater demand for the Company's online services. In furtherance of its strategy to pursue electronic commerce opportunities, during the first quarter of fiscal 1998, the Company began selling advertising placements and links separate from the space normally reserved for banner advertisements. These arrangements are known as sponsorships because they typically involve the placement of an advertisement or link in a topical Web Guide or on a search results page as though the advertiser was sponsoring the content on a specific page. The ad or link is programmed to appear prominently on the same place on the page each time that page of the Web Guide is called for by the user.

     These electronic commerce agreements typically have one to three year terms. In some instances, the Company has entered into exclusive sponsorship arrangements for certain commercial categories. The Company's electronic commerce relationships include, among others, agreements with the following entities:

     American Greeting Corporation--providing Lycos users with the opportunity to send traditional and electronic greeting cards;

     AT&T--providing Internet access for Lycos Online as well as the ability for Lycos users to purchase telecommunication services over the Internet;

     AutoConnect, LLC--providing Lycos users with the opportunity to purchase used cars through Lycos' Auto Web Guide, the Lycos Shopping Network and other contextually relevant areas on the Company's Website;

     Barnes & Noble, Inc.--providing Lycos users with the opportunity to purchase books throughout the Company's Website;

     CDnow, Inc.--providing Lycos users with the opportunity to purchase compact discs and other music-related items;

     Fleet Credit Card Services--providing Lycos users with a Lycos Network branded credit card; and

     Preview Travel, Inc.--providing Lycos users with the opportunity to book travel arrangements from contextually relevant areas on the Company's Website.

     Lycos believes that the market for electronic commerce will continue to demonstrate significant growth and that the Company is well positioned to offer vendors an attractive medium through which they may participate in the electronic commerce market.

LICENSING

     The Company licenses its products and technology to leading corporations to establish and promote its products and services as a ubiquitous, branded media service. The Company's strategy is to license its products and technology to a wide-range of companies seeking to enhance the value of their Internet products and services. These companies include media companies, telecommunications companies, online service providers, Internet companies, software providers and publishers. In most arrangements, the Company receives a license fee, maintenance fees for product updates and, where applicable, a share of the advertising revenues, subscription fees or product sales received by licensees. The agreements generally have terms of one to three years. The Company generally co-brands its products with the products offered by the partner in order to preserve and enhance Lycos brand recognition. The Company's product offerings enable its partners to provide a comprehensive set of Internet navigational services and to maintain the up-to-date information required by their viewers to keep up with the rapid growth of the Internet without incurring the extensive costs associated with the internal development of such products. In addition, the Company's licensing arrangements enable the Company to create multiple points of entry and alternative distribution channels for the Company's products and services, build brand awareness, and expand without the associated infrastructure costs. Lycos has licensed its technology and brand to numerous partners, including Bertelsmann, GTE, Microsoft and Viacom. See "--Strategic Alliances."

BRANDING

     As one of the most popular sites on the Web, the Company believes that it has a strong, global brand name and presence. Lycos markets itself as "Your Personal Internet Guide" which supports Lycos' strategy of providing a contemporary "New Generation Online Service" combining navigation and community. The Company's strategy is to build brand awareness through an integrated plan utilizing online and traditional media, public relations and promotions. The Company's media campaign has included traditional media such as broadcast and cable television, local radio and print advertising in consumer and trade magazines. The Company also significantly cross-promotes through advertising in online media. In addition, the Company is the sponsor of a NASCAR race car in the Busch Grand National Series and is the sponsor of a joint marketing program with New Line Cinema. The Company plans to continue to promote its brand through traditional and online media in order to increase brand awareness and increase usage of the Lycos Network.

STRATEGIC ALLIANCES

     In order to increase traffic to the Company's Websites and to extend the Lycos brand internationally, the Company seeks to enter into strategic relationships with business partners who offer content, technology and distribution capabilities as well as marketing and cross-promotional opportunities. In furtherance of this strategy, the Company has established the following strategic relationships:

Lycos Europe. In May 1997, the Company entered into a joint venture agreement with Bertelsmann Internet Services to create localized versions of the Lycos search and navigation service throughout Europe. The joint venture, named Lycos Bertelsmann GmbH & Co. KG ("Lycos Bertelsmann"), is owned 50% by Lycos and 50% by Bertelsmann, and was formed to develop local Internet navigation centers for up to 37 Eastern and Western European countries. Bertelsmann Internet Services, a subsidiary of Bertelsmann AG (the world's third-largest media company), has committed to provide $10 million in start-up capital, infrastructure and employees for the venture while Lycos provides the core technology, technical expertise and the Lycos brand name. The joint venture leverages Bertelsmann's expansive media network to secure content, distribution and local presence with Lycos' technology and brand to create a formidable strategic alliance.

Lycos Japan. In March 1998, Lycos established Lycos Japan KK as the basis for a joint venture to promote and operate a Japanese version of Lycos' Website. Lycos' joint venture partners are Sumitomo Corp., one of the largest conglomerates in Japan, and Internet Initiative Japan ("IIJ"), Japan's largest Internet service provider. Lycos owns 40% of the joint venture.

Microsoft Premier Search Provider. On September 17, 1998, the Company signed a one year agreement to be a premium provider of search services on the Microsoft start page and from the search buttons imbedded in the Internet Explorer browser. This premier positioning on the start page and browser provide branding and traffic to the Lycos site. See "Risk Factors--Dependence on Netscape, Microsoft and other Third Party Relationships."

AT&T WorldNet. In April 1998, the Company entered into an agreement with AT&T WorldNet to provide users of the Company's Websites a variety of AT&T services. One such service, co-branded as "Lycos Online Powered by AT&T WorldNet Service," will provide users with an easily accessible portal to the Web and will serve as the user's gateway to AT&T's telecommunications services that can be ordered and billed electronically. Through this alliance, Lycos will also offer various services and content on AT&T's Websites.

Netscape Premier Search and Navigation Provider. On May 19, 1998, the Company renewed its one year "Premier Provider" agreement with Netscape for an additional one-year term. As a result, the Company has been designated as a "Premier Provider" of search and navigation services accessible from the "Net Search" button on the Netscape browser through May 31, 1999. This premier positioning on this highly-trafficked service provides branding and promotion as well as a source of distribution for the Company's products and services. See "Risk Factors--Dependence on Netscape, Microsoft and Other Third Party Relationships."

Strategic Investments. Lycos has recently made strategic investments in two Internet service companies whose products are integrated into the Lycos services. In March 1998, Lycos acquired a 9.9% ownership stake in GlobeComm, Inc. (iName), a leading global provider of free Web-based e-mail products, in exchange for shares of the Company's Common Stock valued at $4.0 million at the time of the transaction. Additionally, in April 1998, Lycos acquired a 14.8% ownership stake in Sage Enterprises, Inc. (PlanetAll) in exchange for shares of the Company's Common Stock valued at $2.5 million at the time of the transaction. In August 1998, Amazon.com acquired all of the outstanding stock of PlanetAll. Lycos received 107,377 shares of Amazon.com common stock valued at approximately $11.6 million in exchange for its shares of PlanetAll.


TECHNOLOGY

The Company believes that its innovative, proprietary technology favorably differentiates Lycos from its competitors. Currently, the underlying database for most Internet search engines is created through the use of "spiders," which are software programs that autonomously roam the Web by following hypertext links, automatically identifying and collecting material to be included in the database. The Lycos database (i.e. the Lycos Catalog) is continually updated with the Company's patented spider indexing technology that enables it to efficiently collect and organize information on millions of Web pages and links. The Company's patented spider technology and proprietary retrieval technology differentiate the Lycos Catalog and related products and services in the following ways:

Using Popularity to Guide the Exploration. The Lycos spider technology uses popularity as a basis for searching Web pages. The Lycos spider determines the most popular pages on the Web by using proprietary algorithms to track the number of external hypertext links to each Web page. The Company also uses popularity ranking to determine how frequently the Web pages should be revisited, ensuring that the most popular pages in the Lycos Catalog are updated most frequently.

Relevancy. The ability of a catalog to deliver relevant responses which closely match the search query of the user depends upon the comprehensiveness of the underlying database and the accuracy of the retrieval software. The Company believes that its retrieval software, which uses position, frequency and proximity of words to assign relevancy scores, together with the comprehensiveness of the Lycos search engine, enables the Lycos Catalog to deliver more relevant search results.

Ability to Index Non-Textual Pages. The Internet contains many resources which are non-textual, such as images, sounds, movies and executable programs. The Lycos spider extracts the addresses of Web pages while also retaining text describing each link within those pages thereby indexing non-textual objects. The Company believes that its spider indexing technology differentiates its products and services with the ability to index these non-textual, multimedia pages.

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

The Lycos search and indexing technology was developed at Carnegie Mellon University ("CMU"). In June 1995, the Company entered into a license agreement with CMU (the "License Agreement") pursuant to which CMU granted to the Company a perpetual, worldwide right to use and sub-license the Lycos search and indexing technology and the Lycos Catalog and other intellectual property rights associated therewith, including the "Lycos" and "The Lycos Catalog of the Internet" trademarks and the domain name lycos.com, subject to the payment of certain specified royalties. The license has been granted to the Company on an exclusive basis, but is non-exclusive with respect to certain subcomponents of the licensed technology. The key search and indexing technology underlying the Lycos Catalog, as well as the Lycos Catalog and Lycos trademarks and logo, are licensed to or owned by CMU and licensed to the Company pursuant to the License Agreement.

CMU has been issued a patent in the United States relating to Lycos' search and indexing technology. There can be no assurance that such patent will not be challenged, and if such challenges are brought, that the patent will not be invalidated.

Lycos(R) is a registered trademark of CMU. All other trademarks and service marks used in this Report are the property of Lycos or their respective owners.

The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees and with its consultants and partners. The Company has registered and applied for registration of certain service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. There can be no assurance that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology or duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

     There have been substantial amounts of litigation in the computer industry regarding intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights, or that the Company will counterclaim against any such parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, diversion of management's attention, cause product release delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, results of operations and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. See "Risk Factors--Intellectual Property and Proprietary Rights."

COMPETITION

     The market for Internet products and services is highly competitive. Furthermore, the Company expects the market for Internet advertising to become intensely competitive. The Company believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, features and quality of support.

     A number of companies currently offer competitive products in the Company's target markets. The primary competitors of the Company's products and services are other companies providing online services and include America Online (including CompuServe), Compaq Corporation's Alta Vista, Excite Inc. (including WebCrawler), Infoseek Corporation, Microsoft's Start, Netscape's Netcenter, Prodigy Services, Inc., NBC's Snap and Yahoo! Inc. In addition, a number of companies offering Internet products and services, including direct competitors of the Company, recently have begun to integrate multiple features within the products and services they offer to consumers. Integration of Internet products and services is occurring through development of competing products and through acquisitions of, or entering into joint ventures and/or licensing arrangements involving, competitors of the Company. For example, the Web browsers offered by Netscape and Microsoft, which are the two most widely-used browsers and substantial sources of traffic for the Company, may incorporate and promote information search and retrieval capabilities in future releases or upgrades that could make it more difficult for Internet viewers to find and use the Company's products and services. Microsoft recently licensed products and services from Inktomi Corporation ("Inktomi"), a direct competitor of the Company, and has announced that it will feature and promote Inktomi services in the Microsoft Network and other Microsoft online properties.

     The Company understands that such search services will be tightly integrated into the Microsoft operating system, the Internet Explorer browser, and other software applications, and that Microsoft will promote such services within the Microsoft Network or through other Microsoft-affiliated end-user services such as MSNBC or WebTV Networks, Inc. Also, many large media companies have announced that they are contemplating developing or acquiring Internet navigation services and are attempting to become "gateway" sites for Web users. In the event such companies develop such "portal" sites, the Company could lose a substantial portion of its user traffic, which would have a material adverse effect on the Company's business, results of operations and financial condition. Further, entities that sponsor or maintain high-traffic Websites or that provide an initial point of entry for Internet viewers, such as the Regional Bell Operating Companies or ISPs such as America Online, Inc., and Prodigy Services, Inc. currently offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions competitive with those offered by the Company, or could take actions that make it more difficult for viewers to find and use the Company's products and services. Continued or increased competition from such consolidations, integration and strategic relationships involving competitors of the Company could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.

The Company also competes directly with metasearch services that allow a user to search the databases of several catalogs and directories simultaneously and indirectly with database vendors that offer information search and retrieval capabilities with their core database products. Tripod and Angelfire compete with other community-based Websites including GeoCities, Inc. In the future, the Company may encounter competition from providers of Web browser software and other Internet products and services that incorporate search and retrieval features into their offerings. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. Furthermore, the Company may also compete with online services and other Website operators as well as traditional offline media such as print and television for a share of advertisers' total advertising budgets. See "Risk Factors--Intense Competition."

EMPLOYEES

     As of October 26, 1998, Lycos employed 456 persons, including 183 in sales and marketing, 220 in research and development, product development and service operations and 53 in finance and administrative functions. The Company also employs 44 independent contractors for software development, documentation, artistic design and editorial reviews. None of the Company's employees is represented by a labor union and Lycos considers its employee relations to be good.

ITEM 2.   PROPERTIES

     The Company's corporate headquarters is located in an approximately 77,000 square foot office facility in Waltham, Massachusetts, under a lease which expires in June 2003. The Company also leases facilities in Pittsburgh, Pennsylvania under separate leases that expire in March 2000, November 2000 and April 2001, used for research and development, sales and service operations. The Company also maintains a sales office in New York, New York under a lease which expires in April 2002 and a sales office in San Francisco, California under a lease which expires in March 2002. Lycos also maintains corporate offices for Tripod in Williamstown, Massachusetts, under a lease which expires in July 1999 and in Mountain View, California for WhoWhere? under a lease which expires in 2002. The Company believes that its current facilities are adequate for its current needs.

The Company maintains substantially all of its computer systems at its Pittsburgh, Pennsylvania site and the Santa Clara, California and Waltham, Massachusetts sites of Exodus Communications, Inc. The Company's operations are dependent in part upon its ability to protect its operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins or other similar events. Furthermore, despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of the Company's products and services which could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business, financial condition, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 1998.

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

  The executive officers of the Company are:

NAME                      AGE  POSITION
----                      ---  --------
   Robert J. Davis......   42  President, Chief Executive Officer and Director
   Edward M. Philip.....   33  Chief Operating Officer, Chief Financial Officer
                               and Secretary
   Sangam Pant..........   33  Vice President of Engineering
   Mark G. Simmer.......   38  Vice President of Online Media
   Jan R. Horsfall......   38  Vice President of Marketing
   David G. Peterson....   41  Vice President of Advertising Sales
   Thomas E. Guilfoile..   34  Vice President of Finance and Administration
   Jeffrey J. Crown.....   39  Vice President of Business Development
   William Peabody......   28  Chief Executive Officer of Tripod

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

  David G. Peterson has served as Vice President of Advertising Sales of the Company since December 1996. From 1985 to 1996, Mr. Peterson served in various sales positions at International Data Group (''IDG''), most recently as Associate Publisher of Computerworld, where he was responsible for all U.S. advertising sales operations and managed seven regional offices. Previously, Mr. Peterson also held such positions within IDG as Vice President of Eastern Advertising Sales, Regional Vice President of New England Advertising Sales and District Manager. Mr. Peterson holds a Bachelor of Arts degree in Economics from the University of New Hampshire and a Master of Business Administration from Northeastern University.

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

  William Peabody is the founder of Tripod, Inc. and has served as its Chief Executive Officer since its inception in 1994. Mr. Peabody holds a Bachelors degree in Political Philosophy and Sociology from Williams College.

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

    YEAR      FISCAL QUARTER ENDED                                HIGH    LOW
    ----      --------------------                                -----  -----
    1999      October 31, 1998 (through October 26, 1998).......  39.94  20.06

    1998      October 31, 1997..................................  21.00   8.13
              January 31, 1998..................................  21.00  12.63
              April 30, 1998....................................  39.57  17.60
              July 31, 1998.....................................  53.63  24.16

    1997      October 31, 1996..................................   6.38   2.88
              January 31, 1997..................................   9.38   4.75
              April 30, 1997....................................  11.37   6.00
              July 31, 1997.....................................   9.63   5.60

    1996      April 30, 1996 (commencing April 2, 1996).........  14.63   7.00
              July 31, 1996.....................................   9.63   2.94

As of October 26, 1998, the Company had 42,992,690 shares of Common Stock held by approximately 776 shareholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

The Company has not paid any cash dividends on its Common Stock. The Company anticipates it will reinvest earnings to finance future growth, and therefore does not intend to pay dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data presented below under the caption Consolidated Statements of Operations Data with respect to the years ended July 31, 1998, 1997, 1996 and for the period from Inception (June 1, 1995) to July 31, 1995 and under the caption Consolidated Balance Sheet Data at July 31, 1998, 1997, 1996 and 1995 are derived from the consolidated financial statements of the Company and its subsidiary, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The following selected consolidated financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                                                                       INCEPTION
                                                     YEAR ENDED      YEAR ENDED      YEAR ENDED     (JUNE 1, 1995)
                                                   JULY 31, 1998   JULY 31, 1997   JULY 31, 1996   TO JULY 31, 1995
                                                 ---------------   -------------   -------------   ----------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
 Advertising.....................................   $ 41,768,607     $17,417,388     $ 4,478,474   $             --
 Electronic commerce, license and other..........     14,291,698       4,855,654         778,753              5,000
                                                 ---------------   -------------   -------------   ----------------
  Total revenues.................................     56,060,305      22,273,042       5,257,227              5,000

Cost of revenues (1).............................     12,513,259       4,335,941       2,900,808             27,576
                                                 ---------------   -------------   -------------   ----------------
  Gross profit...................................     43,547,046      17,937,101       2,356,419            (22,576)
Operating expenses:
 Research and development........................      9,477,708       4,301,267         906,591             15,940
 In process research & development (2)...........     91,239,055              --         452,000                 --

 Sales and marketing (1).........................     35,035,754      19,126,317       4,747,805             29,530
 General and administrative......................      5,631,104       2,718,763       1,692,362             37,335
 Amortization of intangible assets...............      2,131,735         540,416         359,868                 --
                                                   -------------   -------------   -------------   ----------------
  Total operating expenses.......................    143,515,356      26,686,763       8,158,626             82,805
                                                   -------------   -------------   -------------   ----------------
Operating loss...................................    (99,968,310)     (8,749,662)     (5,802,207)          (105,381)

Interest income..................................      3,051,747       2,130,472         714,369                 --
                                                   -------------   -------------   -------------   ----------------
Net loss.........................................   $(96,916,563)    $(6,619,190)    $(5,087,838)       $  (105,381)
                                                   =============   =============   =============   ================
Basic and diluted net loss per share (3).........         $(3.13)         $(0.24)         $(0.21)            $(0.01)
                                                   =============   =============   =============   ================
Shares used in computing net loss per share (4)..     30,932,982      27,589,486      23,984,830         22,025,528
                                                   =============   =============   =============   ================


                                                   JULY 31, 1998     JULY 31, 1997   JULY 31, 1996      JULY 31, 1995
                                                   -------------     -------------   -------------      -------------
CONSOLIDATED BALANCE SHEET DATA:
Working capital..................................   $146,921,549     $38,129,429     $39,973,810        $   329,411
Total assets.....................................   $248,758,257     $65,419,009     $53,660,575        $ 1,316,655
Long-term portion of deferred revenues,
  net of current portion.........................   $ 26,159,754     $ 5,100,000              --                 --
Total stockholders' equity.......................   $168,686,595     $37,647,027     $44,106,157        $ 1,144,619

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

(2) Reflects "In process research & development" expense recorded in connection with the Company's acquisitions.

(3) Net loss per share is calculated using the weighted average number of common stock and common stock equivalent shares outstanding during the respective periods. See Note 1 of Notes to Consolidated Financial Statements.

(4)  Reflects Company two for one stock split effective August 25, 1998.

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


FISCAL 1998 COMPARED TO FISCAL 1997

RESULTS OF OPERATIONS

  Revenues.   Total revenues for the year ended July 31, 1998 increased $33.8 million or 152%, to $56.1 million from $22.3 million for the previous year ended July 31, 1997 primarily as a result of the growth in the number and size of advertising contracts as well as an increase in the number and value of electronic commerce agreements. As of July 31, 1998 deferred revenues increased 289% to $56.9 million attributable to license and electronic commerce agreements for which there are significant obligations of the Company remaining, compared to $14.6 million at July 31, 1997. Billings in excess of revenues decreased $1.7 million, or 71%, to $682,000, compared to $2.4 million at July 31, 1997. This decrease is attributable primarily to improvements in Lycos' billing policies during 1998.

  Advertising Revenues.   Advertising revenues increased $24.4 million or 140%,
to $41.8 million for the year ended July 31, 1998 representing 75% of total revenues. For the previous year ended July 31, 1997, advertising revenues were $17.4 million representing 78% of total revenues. The increase in advertising revenue was attributable primarily to an increase in the number of advertisers as well as growth in the average contract size and value.

  The Company currently derives a substantial portion of its revenues from the sale of advertisements on its Websites, primarily through banner advertisements and sponsorships. Advertising contracts are primarily sold as: (1) a "run of site" contract under which a customer is guaranteed a number of impressions; (2) a "key word" contract in which a customer purchases the right to advertise in connection with specified word searches; or (3) a "targeted" contract where the customer purchases a specified number of impressions in one of the Web Guides or on a specified page or service.

  Electronic Commerce, License and Other Revenues. Electronic commerce, license and other revenues increased $9.4 million or 194%, to $14.3 million for the year ended July 31, 1998, representing 25% of total revenues. For the previous year ended July 31, 1997, electronic commerce, license and other revenues were $4.9 million, representing 22% of total revenues. For the year ended July 31, 1998, the increase in electronic commerce, license and other revenues is attributable primarily to the addition of several new partners during the year, including, among others, AT&T, Barnes and Noble, Microsoft and CDnow.

  Electronic commerce revenues are derived principally from "slotting fees" paid for selective positioning and promotion within the Company's suite of products as well as from royalties from the sale of goods and services from the Company's websites. The Company's license and product revenues are derived principally from product licensing fees and fees from maintenance and support of its products. Electronic commerce, license and product revenues are generally recognized upon delivery provided that no significant Company obligations remain and collection of the receivable is probable. In cases where there are significant remaining obligations, the Company defers such revenue until those obligations are satisfied. Fees from maintenance and support of the Company's products including revenues bundled with the initial licensing fees are deferred and recognized ratably over the service period.

  Cost of Revenues.   Cost of revenues increased $8.2 million or 189%, to $12.5
million for the year ended July 31, 1998, representing 22% of total revenues. Cost of revenues for the previous year ended July 31, 1997 were $4.3 million, representing 19% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing maintenance and support of the Company's products and services, including compensation, consulting fees, equipment costs, networking and other related indirect costs.

OPERATING EXPENSES

  Research and Development.   Research and development expenses increased $5.2
million or 120%, to $9.5 million for the year ended July 31, 1998, representing 17% of total revenues for the year, but declined 2% as a percentage of total revenues. For the year ended July 31, 1997, research and development expenses were $4.3 million, or 19% of total revenues. Research and development expenses consist primarily of equipment and salary costs. The overall increase in research and development expenses was primarily due to increased engineering staffing to continue to develop and enhance the Company's growing product offerings. The Company believes that significant investment in research and development is required to remain competitive. As a consequence, the Company expects to continue to commit substantial resources to research and development in the future.

  In-process research and development. Upon consummation of the Tripod, WiseWire, and GuestWorld acquisitions, the Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the respective acquisition dates. Each of these activities was evaluated as of the respective acquisition dates so as to determine their stage of development and related fair value. The Company's review, as of the acquisition date, indicated that the in-process research and development had not reached a state of technological feasibility and evidenced no alternative future use. In the case of in-process projects, the Company made estimates to quantify the cost-to-complete for each project, identifying the project date of introduction, the estimated life of the project, the project's "fit" within the Company's own in-process research projects, the revenues to be generated in each future period and the corresponding operating expenses and other charges to apply to this revenue stream. In order to determine the value of the earnings stream attributable to the in-process research and development, the excess earnings from the projects were calculated by deducting the earnings stream attributable to all other assets including working capital and tangible assets. Based upon these assumptions, after-tax cash flows attributable to the in-process project(s) were determined, appropriately discounted back to its respective net present value, taking into account the uncertainty surrounding the successful development of the purchased in-process projects.

  In order to assess the reasonableness of the conclusions reached under the Excess Earnings (Discounted Future Earnings) method, the value of the technologies was also estimated using a Relief from Royalty approach. Under this approach, the value of the technologies is estimated to be the present value of the after tax amounts that the Company would otherwise be required to pay to third parties to obtain access to the subject technologies, if it did not already own them. In applying the method, management estimated a royalty rate and forecasted an estimated royalty stream for the in-process technologies. The estimated royalty rate used was based on existing Lycos contracts for the licensing of similar technologies.

  GuestWorld and WiseWire are both development stage companies that had not generated significant commercial revenue at their respective acquisition dates and were loss making. Neither company had completed development of technologically robust or commercially viable products or services. Significant uncertainty existed in relation to the introduction of such products or services.

  Lycos' management has considered the possible existence or value of other intangible assets such as patents, copyrights, brand names, customers lists, etc. However, management at both companies had been focused on completing the development projects underway and they had not undertaken the development of other intangible assets. Accordingly, Lycos' management believes that the value of any other such assets at the respective acquisition dates to be minimal or zero.

  The purchase price paid for GuestWorld and WiseWire reflected payment for incomplete technology. Should the in-process projects fail, the value of Lycos' investment in these incomplete technologies would be diminimous or zero.

  In the case of Tripod, management does believe that other intangible assets had been created by management at the acquisition date. As a result, in addition to valuing in-process research and development, management has also allocated a proportion of the purchase price, based on their respective fair values, to existing technology employed in the creation and management of pods as well as to other intangible assets associated with the existing community members.

  As a result of this analysis, the Company expensed approximately $91.2 million representing purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. See Note 4 to the Consolidated Financial Statements.

  Sales and Marketing.   Sales and marketing expenses increased $15.9 million or
83%, to $35.0 million for the year ended July 31, 1998, representing 62% of total revenues for the year. For the year ended July 31, 1997, sales and marketing expenses were $19.1 million, representing 86% of total revenues, but declined 23% as a percentage of total revenues. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions, and expenses associated with the Company's expanded advertising, marketing and public relations campaign. The Company expects continued increases in sales and marketing expenses in future periods. Sales and marketing expenses also includes the cost of the Company's "Premier

Provider" Agreements with Netscape, which totaled $4.3 million, $4.5 million and $1.5 million in the fiscal years ended July 31, 1998, 1997 and 1996, repesctively.

  General and Administrative.   General and administrative expenses increased
$2.9 million or 107%, to $5.6 million for the year ended July 31, 1998, representing 10% of total revenues. For the year ended July 31, 1997, general and administrative expenses were $2.7 million, representing 12% of total revenues. General and administrative expenses consist primarily of compensation, amortization, fees for professional services and other general corporate overhead costs. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel, increased amortization costs relating to the Company's acquisitions and increased costs for professional services.

  Amortization of Intangible Assets. Amortization of intangible assets increased $1.6 million or 294%, to $2.1 million for the year ended July 31, 1998, representing 4% of revenues. The increase is attributable to increased amortization related to developed technology and goodwill and other intangible assets recorded upon the acquisitions of Tripod, WiseWire and GuestWorld. In addition, the Company wrote-off $98,000 of goodwill related to Point Communications and $830,000 related to its license agreement with Carnegie Mellon University. See Notes 4 and 11 to the Consolidated Financial Statements.

  Interest Income.   Interest income increased $921,000 or 43%, to $3.1 million for the year ended July 31, 1998, representing 5% of total revenues. Interest income was approximately $2.1 million for the year ended July 31, 1997, representing 10% of total revenues. Interest income is derived primarily from the investment of net proceeds received upon the closing of the Company's public offerings of common stock in April 1996 and June 1998.

  Income Taxes.   The Company has not recorded an income tax expense or benefit because it has incurred net operating losses since Inception. As of July 31, 1998, the Company had approximately $38 million in Federal and State net operating loss carryforwards. Of this amount, approximately $13 million relates to the acquisitions of Point Communications, Tripod, Inc., WiseWire Corporation, and GuestWorld, Inc. and will reduce goodwill when utilized. The Federal net operating losses will expire beginning in 2007 if not utilized. The State net operating losses will expire beginning in 1998 if not utilized. A portion or all of net operating loss carryforwards which can be utilized in any year may be limited by changes in ownership of the Company, pursuant to Section 382 of the Internal Revenue Code and similar statutes.

ACQUISITIONS

Tripod, Inc.

  On February 11, 1998, the Company acquired Tripod, Inc. in a stock-for-stock transaction valued at approximately $61.5 million. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. In connection with the acquisition, the Company recorded a one-time charge related to in-process research and development of $51.6 million.

WiseWire Corporation

On April 30, 1998, the Company acquired WiseWire Corporation in a stock-for-stock transaction valued at approximately $39.4 million. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. In connection with the acquisition, the Company recorded a one-time charge related to in-process research and development of $36 million.

GuestWorld, Inc.

  On June 16, 1998, the Company acquired GuestWorld, Inc. in a stock-for-stock transaction valued at approximately $3.6 million. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. In connection with the acquisition, the Company recorded a one-time charge related to in-process research and development of $3.6 million.

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

  The Company derived a substantial portion of its revenues from the sale of advertisements on its Websites, primarily through banner advertisements and sponsorships. Advertising contracts are primarily sold as: (1) a "run of site" contract under which a customer is guaranteed a number of impressions; (2) a "key word" contract in which a customer purchases the right to advertise in connection with specified word searches; or (3) a "targeted" contract where the customer purchases a specified number of impressions in one of the Web Guides or on a specified page or service.

  Electronic Commerce, License and Other Revenues. Electronic commerce, license and other revenues increased $4.1 million or 524%, to $4.9 million for the year ended July 31, 1997, representing 22% of total revenues. For the previous year ended July 31, 1996, license, product and other revenues were $779,000, representing 15% of total revenues. For the year ended July 31, 1997, the increase in license, product and other revenue is attributable primarily to the addition of several new partners during the year, including, among others, Bertelsmann, Blockbuster and GTE.

  Cost of Revenues.   Cost of revenues increased $1.4 million or 49%, to $4.3
million for the year ended July 31, 1997, representing 19% of total revenues. Cost of revenues for the previous year ended July 31, 1996 were $2.9 million, representing 55% of total revenues. As a percentage of total revenues Cost of revenues decreased 35% during the year ended July 31, 1997. Cost of revenues consist primarily of expenses associated with the ongoing maintenance and support of the Company's products and services, including compensation, consulting fees, equipment costs, networking and other related indirect costs. During 1997 the Company reclassified certain amounts in both 1997 and 1996 relating to the Company's agreements with Netscape from Cost of revenues to Sales and marketing expense. See "Sales and Marketing".

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

  Sales and Marketing.   Sales and marketing expenses increased $14.4 million or
303%, to $19.1 million for the year ended July 31, 1997, representing 86% of total revenues for the year. For the year ended July 31, 1996, sales and marketing expenses were $4.7 million, representing 90% of total revenues. As a percentage of total revenues, sales and marketing expenses decreased 4% during the year ended July 31, 1997. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions, and expenses associated with the Company's expanded advertising, marketing and public relations campaign. The Company expects continued increases in sales and marketing expenses in future periods. Sales and marketing expenses also includes the cost of the Company's "Premier Provider" Agreements with Netscape which totaled $4.5 million and $1.5 million in fiscal years ending July 31, 1997 and 1996, respectively.

  General and Administrative.   General and administrative expenses increased
$1.0 million or 59%, to $2.7 million for the year ended July 31, 1997, representing 12% of total revenues. For the year ended July 31, 1996, general and administrative expenses were $1.7 million, representing 32% of total revenues. As a percentage of total revenues, general and administrative expenses decreased 20% during the year ended July 31, 1997. General and administrative expenses consist primarily of compensation, rent expenses and fees for professional services. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel, installation of information systems and increased costs for professional services.

  Amortization of Intangible Assets. Amortization of intangible assets increased $180,548 or 50%, to $540,000 for the year ended July 31, 1997, representing 2% of revenues. The increase is attributable to a full year amortization of the goodwill arising on the acquisition of Point Communications, ocurring in October 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

  Prior to its initial public offering, the Company financed its operations primarily from proceeds of the private sale of equity securities and, to a lesser extent, operating leases. On April 2, 1996, the Company completed an initial public offering of its common stock in which 6,000,000 shares of common stock were issued at a price of $8.00 per share. On April 12, 1996, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 270,000 shares of its common stock at $8.00 per share. Proceeds from the offering were approximately $46.0 million, net of offering costs.

  On June 4, 1998, 4,500,000 of the Company's shares were sold under a registration statement filed with the Securities Exchange Commission, filed on May 15, 1998. Of the 4,500,000 shares sold, 4,000,000 shares were sold by the Company and 500,000 were sold by CMG Information Services, Inc ("CMGI"). The Company did not receive any proceeds from the sale of shares by CMGI. Proceeds to the Company were approximately $95 million. The Underwriters exercised an option to purchase 675,000 additional shares of Common Stock, resulting in additional proceeds to the Company of approximately $16 million.

  At July 31, 1998, the Company had cash and cash equivalents of approximately $153.7 million. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper.

  The Company used cash from operations of approximately $2.8 million in the year ended July 31, 1998, due primarily to the net loss, as well as increases in accounts receivable, electronic commerce and license fees receivable and prepaid expenses. The Company's primary investing activity during the year has been, and further expenditures are anticipated to be, for the purchase of computers and office equipment to support the Company's continued growth. During the year ended July 31, 1998, the Company also used approximately $2.5 million for payments under the 1997 and 1998 Agreements with Netscape.

  At July 31, 1998, the Company had deferred revenues of $56.9 million representing primarily license and electronic commerce fees to be earned in the future on noncancelable license and electronic commerce agreements. In addition, the Company had billings in excess of revenues from advertising contracts of $680,000 at July 31, 1998.

  In April 1998, the Company purchased 1,915,709 shares of Series B Convertible Participating Preferred Stock of Sage Enterprises, Inc. ("PlanetAll") through the issuance of 100,904 shares of Lycos common stock, valued at $3.3 million. The investment is carried at cost and represents an approximate 14.1% interest in PlanetAll.

  In August 1998, all of the outstanding capital stock of PlanetAll was acquired by Amazon.com in a stock-for-stock transaction valued at approximately $87 million. Of the total of 800,000 shares issued by Amazon.com, the Company received 107,377 shares valued at approximately $11.6 million, as of the acquisition date, in exchange for its shares of PlanetAll. See Notes 2 and 7 to the Consolidated Financial Statements.

  In March 1998, the Company purchased 1,000,000 shares of Class A Preferred Stock of GlobeComm, Inc. ("GlobeComm") through the issuance of 200,124 shares of Lycos common stock, valued at $4,577,837. The investment, carried at cost, and initially represented an approximate 9.85% stake in GlobeComm on a fully diluted basis. GlobeComm is the owner of iName, a leading provider of lifetime personalized e-mail addresses and advanced e-mail services. Lycos provides free e-mail services to users based on iName's advanced products.

  The Company is obligated to make payments totaling approximately $19 million under contracts to provide search and navigation services between June 1998 and September 1999. No payments had been made under these agreements as of July 31, 1998.

  From time to time, the Company expects to evaluate the acquisition of products, businesses and technologies that complement the Company's business. As of the date of this Report other than those noted herein, the Company does not have any understandings, commitments or agreements with respect to any such material acquisitions.

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

YEAR 2000 COMPLIANCE

  Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

  State of Readiness. The Company has evaluated the year 2000 readiness of the hardware and software products sold by the Company ("Products"), the information technology systems used in its operations ("IT Systems"), and its non-IT Systems, such as building security, voice mail and other systems. The Company's evaluation covered the following phases: (i) identification of all Products, IT Systems, and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of year 2000 failures. The evaluation was completed in 1998. Based on this evaluation, the Company believes it is year 2000 compliant.

  However, the assessment of whether a complete system or device in which a product or system is embedded will operate correctly for an end-user depends in large part on the year 2000 compliance of the product or system's other components, many of which are supplied by parties other than the Company. The supplier of the Company's current financial and accounting software has informed the Company that such software is year 2000 compliant. Further, the Company relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

  Costs. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating its software, the current versions of its products, and year 2000 compliance matters generally.

  Contingency Plan. The Company has not developed a year 2000-specific contingency plan. If year 2000 compliance issues are discovered, the Company then will evaluate the need for contingency plans relating to such issues.

SUBSEQUENT EVENTS

Acquisition of WhoWhere? Inc.

  On August 13, 1998, the Company acquired WhoWhere? Inc. in a stock-for-stock transaction valued at approximately $158.2 million. The transaction is intended to be accounted for as a purchase, and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on their respective fair values. In connection with this acquistion, the Company will record a one-time charge related to in-process research and development of between $10 million to $20 million in the first quarter of fiscal 1999. See Note 7 to the Consolidated Financial Statements.

Acquisition of Sage Enterprises, Inc.

  In August 1998, pursuant to an Agreement and Plan of Merger, Amazon.com acquired all of the outstanding capital stock of Sage Enterprises, Inc. (PlanetAll). Amazon.com issued approximately 800,000 shares of Amazon.com common stock, par value $.01 per share valued at approximately $87 million. Of the total of 800,000 shares issued by Amazon.com, the Company received 107,377 shares valued at approximately $11.6 million at the time of acquisition in exchange for its shares of PlanetAll. See Notes 2 and 7 to the Consolidated Financial Statements.

Acquisition of Wired Ventures, Inc.

  On October 5, 1998, the Company entered into a definitive merger agreement to acquire Wired Ventures Inc. ("Wired") in a stock-for-stock transaction valued at approximately $83 million, net of cash to be acquired and the value of shares issuable to the holders of options to purchase common stock of Wired which are exercised prior to the closing of the acquisition. The transaction is intended to be accounted for as a purchase, and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on their respective fair values. Subject to several conditions, including approval of Wired's shareholders, the transaction is expected to close in the second quarter of fiscal 1999. See Note 7 to the Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS 130") "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company expects to adopt SFAS 130 for the year ending July 31, 1999. The Company believes that this pronouncement will not have a material adverse affect on its results of operations.

  In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company expects to adopt SFAS 131 for the year ending July 31, 1999. Because the Company operates within a single operating segment, adoption of this statement is currently not expected to have a material impact on the Company's consolidated financial statements and footnote disclosures.

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". The Company expects to adopt SOP 97-2 for its fiscal year ending July 31, 1999 and does not anticipate any material impact on its revenue recognition policies.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company is required to adopt SOP 98-1 effective August 1, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the Company's consolidated financial statements.

  In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company is required to adopt SOP 98-5 effective August 1, 1999. The adoption of SOP 98-5 is not expected to have a material impact on the Company's consolidated financial statements.

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, changes in the fair value of the derivative instrument will be reported in comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The Company currently expects to adopt SFAS 133 for the year ending July 31, 1999. Management has determined there will be no impact on its results of operations or financial position resulting from the adoption of SFAS 133 because the Company currently does not hold derivative instruments.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

  The following risk factors should be considered in conjunction with the other information included in this Report. This Report (including the documents incorporated by reference herein) may include forward-looking statements that involve risks and uncertainties. In addition to those risk factors discussed elsewhere in this Report, the Company identifies the following risk factors which could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

  Limited Operating History; Anticipation of Continued Losses. The Company was founded in June 1995 and for the years ended July 31, 1998 and 1997 generated revenues of $56.1 million and $22.3 million, respectively. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. These risks include the Company's ability to continue to develop and extend the "Lycos" brand; the Company's ability to maintain premier positions on high traffic Web access points such as its arrangements with Netscape Communications Corp. ("Netscape") and Microsoft Corporation ("Microsoft") or to enter into additional distribution relationships and strategic alliances; the ability of the Company to maintain and increase levels of traffic on its Websites; the ability of the Company to continue to develop or acquire content, features and functionality for its services; the development of equal or superior services or products by competitors; the failure of the market to adopt the Web as an advertising or commercial medium; the reduction in market prices for Web-based advertising as a result of competition or otherwise; the Company's ability to effectively generate commerce-related revenues through sponsored services and placements in Lycos services; and the Company's success in attracting, retaining and motivating qualified personnel. There can be no assurance that the Company will be successful in addressing such risks. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and therefore, the recent revenue growth experienced by the Company should not be taken as indicative of the rate of growth, if any, that can be expected in the future. The Company has incurred significant losses since inception. The Company reported a loss of $3.13 per share (a $0.12 loss per share before amortization and one-time acquisition related charges) for the year ended July 31, 1998 and there can be no assurance that the Company will sustain revenue growth or return to profitability in the future. As of July 31, 1998, the Company had an accumulated deficit of $108.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements.

  Potential Fluctuations in Quarterly Results. As a result of the Company's limited operating history, the Company does not have historical financial data for any significant period of time on which to base planned operating expenses. The Company's expense levels are based in part on its expectations as to future revenues and to a certain extent are fixed. Quarterly sales and operating results generally depend on the advertising, electronic commerce, license fees and other revenues received within the quarter, which are difficult to forecast. Because the Company's expense levels are based upon anticipated advertising, electronic commerce and licensing revenue, the Company may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to the Company's expectations would have an immediate adverse impact on the Company's business, results of operations and financial condition.

  In addition, the Company plans to significantly increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, broaden its customer support capabilities, maintain brand identity and pursue strategic alliances. In the future, leading Websites, browser providers and other distribution channels may require payments or other consideration in exchange for providing access to the Company's products and services, such as the Company's agreements with Netscape and Microsoft. Additionally, the Company may incur costs pertaining to the introduction or enhancement of services offered by the Company or the acquisition of businesses or technologies. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition could be materially adversely affected.

  The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the Internet industry, usage of the Internet, the level of traffic to the Company's Websites, demand for Internet advertising and electronic commerce, the addition or loss of advertisers or electronic commerce sponsors, seasonal trends in advertising sales, the advertising budgeting cycles of individual advertisers, capital expenditures and other costs relating to the expansion of operations, incurrence of costs relating to acquisitions, the introduction of new products or services by the Company or its competitors, the mix of the services sold, the channels through which those services are sold, and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. Due to the nascent nature of the Internet industry, the Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. The Company also has experienced, and expects to continue to experience, seasonality in its business, with user traffic on the Company's Websites and the Websites of its partners being lower during the summer and year-end vacation and holiday periods, when usage of the Web and the Company's services has typically declined. Due to all of the foregoing factors and others that the Company cannot predict, it is possible that in some future quarter, the Company's operating results may be below the expectations of analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Reliance on Advertising Revenues; Risks Related to Sponsorships. The Company derives a significant portion of its revenues from the sale of advertisements on its Web pages. For the fiscal year ended July 31, 1998, advertising revenues represented approximately 75% of the Company's total revenues. The Company's strategy is to continue to develop advertising and other methods of generating revenues through the use of its products and services.

  The Company's ability to increase its advertising revenues will depend, among other things, on advertisers' acceptance of the Internet as an attractive and sustainable medium, the development of a large base of users of the Company's products and services possessing demographic characteristics attractive to advertisers, the expansion of the Company's advertising sales force and the development of the Internet as an attractive platform for electronic commerce. In addition, there is fluid and intense competition in the sale of advertising on the Internet, resulting in a wide range of rates quoted and a variety of pricing models offered by different vendors for a variety of advertising services, which makes it difficult to project future levels of advertising revenues that will be realized generally or by any specific company. It is also difficult to predict which pricing models will be adopted by the industry or advertisers. For example, advertising rates based on the number of "click throughs" from the Company's network to advertisers' pages, instead of rates based solely on the number of impressions, could materially adversely affect the Company's revenues. In addition, "filter" software programs that limit or remove advertising from the Web user's desktop are available. The widespread adoption of such software by users could have a material adverse effect on the viability of advertising on the Web. Accordingly, there can be no assurance that the Company will be successful in generating significant future advertising revenues, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. Further, significant and consistent investment on the Internet by many advertisers is dependent upon validation that the Internet is an effective advertising medium, which validation has not yet occurred and which is essential to the achievement of steady and predictable advertising revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-- Advertising."

  The Company has entered into sponsorship arrangements with third parties to provide sponsored services and placements on the Company's Websites in addition to traditional banner advertising. In connection with these arrangements, the Company may receive sponsorship fees as well as a portion of transaction revenues received by such third party sponsors from users originated through the Company's Websites, in return for minimum levels of user impressions or click throughs to be provided by the Company. To the extent implemented, these arrangements expose the Company to potentially significant financial risks, including the risk that the Company fails to deliver required minimum levels of user impressions or click throughs (in which case, these agreements typically provide for adjustments to the fees payable thereunder or "make good" periods) and that third party sponsors do not renew the agreements at the end of their terms. Certain of these arrangements also require the Company to integrate sponsors' content with the Company's services, which requires the dedication of resources and significant programming and design efforts to accomplish. There can be no assurance that the Company will be able to attract additional sponsors or that it will be able to renew existing sponsorship arrangements when they expire. In addition, the Company has granted exclusivity provisions to certain of its sponsors, and may in the future grant additional exclusivity provisions. Such exclusivity provisions may have the effect of preventing the Company, for the duration of such exclusivity arrangements, from accepting advertising or sponsorship arrangements within a particular subject matter in the Company's Websites or across the Company's entire service. The inability of the Company to enter into further sponsorship or advertising arrangements as a result of its exclusivity arrangements could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Advertising" and "--Electronic Commerce."

  The Internet as a commercial endeavor has been in existence for a short period of time. The costs of establishing a Website are low, and new online service providers, content providers and advertisers are being launched regularly. Many of these companies are funded with venture capital and other forms of financing before they have proven both that their particular industry segment and their business strategy will be successful. Those companies that are unable to prove themselves successful before their initial funding is depleted may find it difficult or impossible to secure additional funding. The failure of any of the Company's advertisers or electronic commerce sponsors to pay amounts due to the Company on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

  Dependence on Netscape, Microsoft and Other Third Party Relationships. The Company is dependent on a number of third party relationships, including its relationships with Netscape and Microsoft, to create traffic on the Company's Websites and consequently generate revenues. These relationships include arrangements relating to the positioning of the Company's products and services on Web browsers such as those offered by Netscape and Microsoft, and on other sites through license agreements in which Internet sites are linked to or otherwise utilize the Company's services. For the fiscal year ended July 31, 1998, a material portion of the traffic to the Company's Websites was derived through the Netscape and Microsoft browsers. In May 1998, the Company renewed its one-year "Premier Provider" Agreement with Netscape (the "Netscape Agreement") pursuant to which the Company is designated as a "Premier Provider" of search and navigation services accessible from the "Net Search" button on the Netscape browser through May 31, 1999. Under the terms of the Netscape Agreement, Netscape will commit 15% of its search exposures during the one-year term of the Netscape Agreement to the Company's search services. In September 1998, the Company signed a one-year agreement with Microsoft (the "Microsoft Agreement") pursuant to which the Company is designated as a premium provider of search services on the Microsoft start page and from the search buttons imbedded in the Internet Explorer broswer. Because Netscape and Microsoft provide only exposures from their respective services (as compared to a number of users who "click through" to the Company's Websites), there can be no assurance that the Netscape Agreement and Microsoft Agreement will provide the Company's Websites with material amounts of traffic. Netscape has recently announced a two year agreement with Excite, Inc. in which Netscape will commit an aggregate of 50% of its search exposures during the first year of the agreement to Excite's search services and Netscape's own branded search service (which will be powered by Excite) and Netscape will commit an aggregate of 75% of its search exposures during the second year of the agreement to Netscape's branded search service and Excite's search services. This agreement will limit the number of search exposures which Netscape may make available to other providers of search services, including the Company, in the future. Although each of the Netscape Agreement and Microsoft Agreement may only be terminated under certain limited circumstances, if the Company were unable to continue as a premier provider for either Netscape or Microsoft, the Company's Websites could lose a material portion of their traffic, traffic on competing services could substantially increase, and the Company's Websites could otherwise become less attractive to advertisers, which would have a material adverse effect on the Company's business, results of operations and financial condition. A traffic reduction could, in turn, result in advertisers on the Company's Websites, including sponsors and partners, terminating their contracts with the Company, as such contracts are typically of short duration and terminable on relatively short notice, or reducing the number of impressions purchased. Furthermore, the Company's contracts with advertisers and sponsors generally guarantee a minimum number of page views, and a failure to achieve the minimum page views could result in a reduction in payments to the Company or compel the Company to provide "make good" impressions if such minimums are not met. If the Company is unable to maintain its relationships with third parties to create traffic on the Company's Websites or is otherwise unable to offset a reduction in traffic, advertising revenues would be materially adversely affected, resulting in a material adverse affect on the Company's business, results of operations and financial condition. See "Business--Strategic Alliances."

  The Company is also dependent on Website operators that provide links to the Company's Websites and, for certain elements of the Company's properties, the Company licenses technology and related databases from third parties, including telephone directories, e-mail, chat, street mapping and other similar services. The Company believes that certain of its third party relationships are important to its ability to attract traffic and advertisers. Any errors, failures or delays experienced in connection with these third party technologies and information services could alienate the Company's users and adversely affect the Company's brand and its business. Although the Company views these relationships as important direct and indirect factors in the generation of revenues, most of the Company's arrangements do not include minimum commitments to use the Company's services or to provide access or links to the Company's products or services in the future, are not exclusive and generally have a term of only one to three years. In addition, there can be no assurance that the Company's partners regard their relationship with the Company as important to their own respective businesses and operations, that they will not reassess their commitment to the Company's products or services at any time in the future, or that they will not develop their own competitive products or services. There can be no assurance that the Company's existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenues for the Company. Failure of one or more of the Company's partnering relationships to achieve or maintain market acceptance or commercial success, or the termination of one or more successful partnering relationships, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the termination of the Company's position on a Web browser, or the grant to a competitor of an exclusive arrangement with respect to positioning on a Web browser, would significantly reduce traffic on the Company's Websites, which would have a material adverse effect on the Company's business, results of operations and financial condition.

  Intense Competition. The market for Internet products and services is highly competitive. In addition, the market for Internet advertising and electronic commerce arrangements is intensely competitive and the Company expects that competition will continue to intensify. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company believes that the principal competitive factors in this market are name recognition, distribution arrangements, performance, ease of use, a variety of value-added services, functionality and features, and quality of support.

  A number of companies offer competitive products addressing certain of the Company's target markets. The primary competitors of the Company's products and services are other companies providing online services, including America Online (including CompuServe), Compaq's Alta Vista, Excite Inc. (including WebCrawler), Infoseek Corporation, Microsoft's Start, Netscape's Netcenter, Prodigy Services, Inc., Snap and Yahoo! Inc. In addition, a number of companies offering Internet products and services, including direct competitors of the Company, recently have begun to integrate multiple features within the products and services they offer to consumers. Integration of Internet products and services is occurring through development of competing products and through acquisitions of, or entering into joint ventures and/or licensing arrangements involving, competitors of the Company. For example, the Web browsers offered by Netscape and Microsoft, which are the two most widely-used browsers and substantial sources of traffic for the Company, may incorporate and promote information search and retrieval capabilities in future releases or upgrades that could make it more difficult for Internet viewers to find and use the Company's products and services. Microsoft recently licensed products and services from Inktomi Corporation ("Inktomi"), a direct competitor of the Company, and has announced that it will feature and promote Inktomi services in the Microsoft Network and other Microsoft online properties. The Company expects that such search services may be tightly integrated into the Microsoft operating system, the Internet Explorer browser, and other software applications, and that Microsoft will promote such services within the Microsoft Network or through other Microsoft-affiliated end-user services such as MSNBC or WebTV Networks, Inc. In addition, many large media companies have announced that they are contemplating developing or acquiring Internet navigation services and are attempting to become "gateway" sites for Web users. In the event these companies develop such "portal" sites, the Company could lose a substantial portion of its user traffic, which would have a material adverse effect on the Company's business, results of operations and financial condition. Further, entities that sponsor or maintain high-traffic Websites or that provide an initial point of entry for Internet viewers, such as the Regional Bell Operating Companies or Internet Service Providers ("ISPs") such as America Online, Inc. and Prodigy Services, Inc., currently offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions competitive with those offered by the Company, or could take actions that make it more difficult for viewers to find and use the Company's products and services. Consolidations, integration and strategic relationships involving competitors of the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company also competes with metasearch services that allow a user to search the databases of several catalogs and directories simultaneously. The Company also competes indirectly with database vendors that offer information search and retrieval capabilities with their core database products. Tripod and Angelfire compete with other community-based Websites, including GeoCities, Inc. In the future, the Company may encounter competition from providers of Web browser software and other Internet products and services that incorporate search and retrieval features into their offerings. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company's competitors will not offer Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. Moreover, a number of the Company's current advertising customers and partners have established relationships with certain of the Company's competitors, and future advertising customers and partners may establish similar relationships. The Company competes with online services and other Website operators as well as traditional off-line media, such as print and television, for a share of advertisers' total advertising budgets. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Competition."

  Risks Associated with Brand Development.   The Company believes that
establishing and maintaining the "Lycos Network" brand is a crucial aspect of its efforts to continue to expand and attract its Internet audience and that the importance of brand recognition will increase in the future due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the "Lycos Network" brand will depend largely on the Company's ability to provide consistently high-quality products and services, which cannot be assured. If consumers do not perceive the Company's existing products and services to be of high quality, or if the Company introduces new products and services or enters into new business ventures that are not favorably received by consumers, the Company will be unsuccessful in promoting and maintaining its brand, and will risk diluting its brand and decreasing the attractiveness of its audiences to advertisers.

  Developing Market; Unproven Acceptance of the Company's Products and Services; Uncertain Adoption of the Internet as an Advertising Medium. The market for the Company's products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for use on the Internet. The Company's market is highly dependent upon the increased use of the Internet for information publication and distribution, commerce, and on the development of the Internet as an advertising medium. The Company's future operating results will depend upon the growth of the Internet advertising and commerce markets, the successful implementation of the Company's advertising program and the Company's ability to establish electronic commerce and licensing relationships and other strategic alliances. There can be no assurance, however, that the Internet advertising or commerce market will develop as an attractive and sustainable medium, that the Company will achieve or sustain market acceptance of its products and services or that the Company will be able to execute its business plan successfully. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry is young and has few proven products. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, quality of service and acceptance of advertising and electronic commerce) remain unresolved and may impact the growth of the Internet, or the placement of advertisements on the Internet or the growth of the Internet as a means of electronic commerce. If commercial use of the Internet does not grow, if the Internet does not develop as an attractive medium for advertising or electronic commerce, or if the Internet infrastructure does not effectively support growth that may occur, the Company's business, results of operations and financial condition would likely be materially adversely affected.

  Because the market for the Company's products and services is new and evolving, it is difficult to predict the size of this market and growth rate, if any. There can be no assurance that the market for the Company's products and services will develop or that demand for the Company's products or services will emerge or become sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, results of operations and financial condition would likely be materially adversely affected. See "Business--Strategy."

  Risks Associated with Potential Acquisitions and Investments. The Company has completed, and may in the future pursue, acquisitions of companies, technologies or assets that complement the Company's business. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or successfully integrate any acquired business (including Tripod, WiseWire, GuestWorld, WhoWhere? and Wired) into the Company's operations. Acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs, and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. For example, for the year ended July 31, 1998, the Company recorded an in-process research and development expense of approximately $91.2 million and goodwill and other intangible assets of approximately $11.2 million in connection with the acquisitions of Tripod, WiseWire and GuestWorld. The valuation of the acquired in-process research and development used by the Company in making its determination as to the amount of in-process research and development expense was supported by valuation studies prepared by an independent third party appraiser. In September 1998, a representative of the Securities and Exchange Commission (the "SEC") provided the American Institute of Certified Public Accountants with quidance as to the factors to be considered in the valuation of in-process research and development. Although the Company believes that the amount of the recorded in-process research and development expense is reasonable when applying these factors, there can be no assurance that the SEC will not review the Company's valuations, which review could result in the Company making adjustments to the reported amounts of in-process research and development expense for the year ended July 31, 1998. Any such adjustment could result in an increase in the amount of goodwill recorded with respect to the acquisition of Tripod, WiseWire or GuestWorld, which would result in higher amortization expenses and, therefore, adversely affect the Company's future operating results. Acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns along with the risks involved in entering markets in which the Company has little or no experience. Problems with an acquired business could have a material adverse effect on the performance of the Company. The Company has made, and may in the future make, investments in companies involved in the development of technologies or services that are complementary or related to the Company's operations. The Company has recently made investments in companies that are in an early stage of development and may be expected to incur substantial losses. There can be no assurance that any investments in such companies will result in any return, nor can there be any assurance as to the timing of any such return, or that the Company will not suffer the loss of its entire investment. See "Business--Recent Acquisitions" and "--Strategic Alliances."

  Management of Growth; Need to Establish Infrastructure; Additional Personnel. The rapid execution necessary for the Company to successfully offer its products and services and implement its business plan in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial and operational resources. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. Further, the Company will be required to manage multiple relationships with various customers and other third parties. There can be no assurance that the Company has made adequate allowances for the costs and risks associated with this expansion and transition, that the Company's systems, procedures or controls will be adequate to support the Company's operations, or that the Company's management will be able to achieve the rapid execution necessary to offer successfully the Company's products and services and implement its business plan. The Company's future operating results will also depend on many factors, including its ability to expand its advertising sales and business development organizations and expand its support organization commensurate with the growth of its business. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition could be materially adversely affected. See "Item 4A--Executive Officers of the Registrant."

  Risks Associated with International Expansion. International sales, primarily from licensing the Company's products and services, accounted for less than 10% of the Company's revenues for the fiscal year ended July 31, 1998. As part of its business strategy, the Company is seeking opportunities to expand its products and services into international markets. In this regard, in May 1997, the Company formed Lycos Bertelsmann GmbH & Co. KG in conjunction with Bertelsmann AG to offer Lycos search services in Europe; and in March 1998, the Company entered into a joint venture with Sumitomo Corp. and Internet Initiative Japan, Inc. ("IIJ") to offer search services in Japan. The Company believes that this expansion is important to the Company's ability to continue to grow and to market its products and services. In marketing its products and services internationally, however, the Company will face new competitors. In addition, the ability of the Company to enter international markets will be dependent upon the Company's ability to create localized versions of its products and services. There can be no assurance that the Company will be successful in creating localized versions of its products and services, marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. To date, the Company has limited experience in marketing and distributing its products internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in those requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements.

  Dependence on the Internet. The use of the Company's products and services will depend in large part upon the development by others of an infrastructure for providing Internet access and services. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any certainty whether the Internet will prove to be a viable commercial marketplace. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development and commercialization of performance improvements, including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. In addition, the Internet could lose its commercial viability due to delays in the development or adoption of new standards and protocols (for example, the next generation Internet Protocol) to handle increased levels of Internet activity. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed or, if developed, that the Internet will become a viable commercial marketplace for products and services such as those offered by the Company. In particular, the Internet has only recently become a medium for advertising and electronic commerce. If the necessary infrastructure or complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace or platform for advertising and electronic commerce, the Company's business, results of operations and financial condition will be materially adversely affected.

  Risk of Capacity Constraints and System Failure; Advertising Management System. A key element of the Company's strategy is to generate a high volume of traffic to its products and services, which the Company makes available free of charge to users of the Internet. Accordingly, the performance of the Company's products and services is critical to the Company's reputation, its ability to attract advertisers to the Company's Websites and the market acceptance of these products and services. Any system failure that causes interruptions in the availability, or increases response time, of the Company's products and services could result in less traffic to the Company's Websites and, if sustained or repeated, could reduce the attractiveness of the Company's products and services to advertisers and partners. An increase in the volume of searches conducted through the Company's products and services could strain the capacity of the software or hardware deployed by the Company or the capacity of the Company's network infrastructure, which could lead to slower response time or system failures. Any failure to expand the capacity of the Company's hardware or network infrastructure on a timely basis or on commercially reasonable terms could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, as the number of Web pages and users increases, there can be no assurance that the Company's products and services will be able to scale proportionately.

  The Company is dependent upon Web browsers and Internet and online service providers for access to its products and services, and users have experienced difficulties due to browser and provider system failures unrelated to the Company's systems, products and services. The Company is also dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment and services used to provide its products and services. Substantially all of the Company's hardware operations are located at its computer facility located in Pittsburgh, Pennsylvania and the Santa Clara, California and Waltham, Massachusetts sites of Exodus Communications, Inc.
The Company also outsources a portion of its hardware operations to third parties. There can be no assurance that a system failure at any of these locations would not adversely affect the performance of the Company's products and services. This system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have a comprehensive disaster recovery plan. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to users of the Company's products and services. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Properties." The process of managing advertising within large, high traffic Websites such as the Company's is an increasingly important and complex task. The Company licenses from a third party an advertising management system. To the extent that the Company encounters system failures or material difficulties in the operation of this system, the Company could be unable to deliver banner advertisements and sponsorships through its Websites. Any extended failure of, or material difficulties encountered in connection with, the Company's advertising management system may expose the Company to "make good" obligations with its advertising customers, which, by displacing advertising inventory, among other consequences, would reduce revenue and would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Advertising."

  Technological Change and New Products. The market for Internet products and services is characterized by rapidly changing technology, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new Internet products in the near future. The Company's future success will depend in significant part on its ability to continually improve the performance, features and reliability of the Lycos search and navigation services in response to both evolving demands of the marketplace and competitive product offerings, and there can be no assurance that the Company will be successful. In addition, a key element of the Company's business strategy is the development, introduction and integration of new products that capitalize on the increasing use of the Internet. There can be no assurance that the Company will be successful in developing or integrating such products or services or that such products and services will meet with market acceptance. In addition, new product releases by the Company may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and viewer support, which will adversely affect the use of the Company's products and services and, consequently, the Company's business, results of operations and financial condition. See "Business--Strategy" and "--Technology; Intellectual Property and Property Rights."

  Intellectual Property and Proprietary Rights. The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees and with its consultants and partners. The Company has registered and applied for registration of certain service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. In addition, Carnegie Mellon University ("CMU") has been issued a patent in the United States relating to Lycos' search and indexing technology, which has been licensed to the Company on a perpetual basis. There can be no assurance that such patent will not be challenged, and if such challenges are brought, that the patent will not be invalidated. There also can be no assurance that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States and the Company does not currently have any patents or patent applications pending in any foreign country. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology or duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company. There have been substantial amounts of litigation in the computer industry regarding intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights, that the Company will counterclaim against any such parties in such actions or that if the Company makes claims against third parties with respect thereto, that any such party will not counterclaim against the Company in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, diversion of management's attention, cause product release delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, results of operations and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. See "Business-- Technology; Intellectual Property and Proprietary Rights."

  Government Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Web. However, due to the increasing popularity and use of the Web, it is possible that a number of laws and regulations may be adopted with respect to the Web, covering issues such as user privacy, pricing, characteristics and quality of products and services. The adoption of any additional laws or regulations may decrease the growth of the Web, which could in turn decrease the demand for the Company's services and products or increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations or financial condition. Due to the global nature of the Web, it is possible that, although transmission of the Company's services originate from its operations centers in New Jersey, Pennsylvania, Massachusetts and California the governments of other states and foreign countries might attempt to regulate the Company's transmissions or prosecute the Company for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that the Company might not unintentionally violate such law or that such laws will not be modified, or new laws enacted, in the future. It is also possible that states or foreign countries may seek to impose sales taxes on out of state companies that engage in commerce over the Internet. In the event that states or foreign countries succeed in imposing sales or other taxes on Internet commerce, the growth of the use of the Internet for commerce could slow substantially. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations or financial condition.

  Dependence on Key Personnel. The Company's performance is substantially dependent on the performance of its executive officers and key employees, all of whom have worked together for only a short period of time. The Company does not have in place key person life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations or financial condition of the Company. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, hire, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire, assimilate or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, results of operations or financial condition. See "Item 4A--"Executive Officers of the Registrant."

  Liability for Information Retrieved from the Internet. Because material may be downloaded by the online or Internet services operated or facilitated by the Company or the Internet access providers with which the Company has relationships, and be subsequently distributed to others, it is possible that claims will be made against the Company on the basis of defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials, including claims based on the Company providing access to obscene, lascivious or indecent information. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type, or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations or financial condition.

  Volatility of Stock Price. The price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in results of operations, announcements of new technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and news relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's Common Stock, regardless of the Company's operating performance. See "Item 5--Market for Registrant's Common Equity and Related Stockholder Matters."

  Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

  State of Readiness. The Company is in the process of evaluating the year 2000 readiness of the hardware and software products sold by the Company ("Products"), the information technology systems used in its operations ("IT Systems"), and its non-IT Systems, such as building security, voice mail and other systems. The Company currently anticipates that the Project will cover the following phases: (i) identification of all Products, IT Systems, and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of year 2000 failures.

  The Company has completed its assessment of all current versions of its
Products and believes they are year 2000 compliant.   Even so, the assessment of
whether a complete system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the year 2000 compliance of the system's other components, most of which are supplied by parties other than the Company. The supplier of the Company's current financial and accounting software has informed the Company that such software is year 2000 compliant. Further, the Company relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

  During the first half of fiscal 1999, the Company intends to (i) conduct an internal review of the year 2000 compliance of all prior versions of its Products and (ii) circulate a questionnaire to vendors and customers with whom the Company has material relationships to obtain information about their year 2000 compliance. Until such information is obtained, the Company will not be able to effectively evaluate whether any remediation efforts will be required with respect to its IT Systems (except as described above), non-IT Systems or prior versions of its Products.

  Costs. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating this software, the current versions of the Products, and year 2000 compliance matters generally. At this time, the Company does not possess the information necessary to estimate the potential impact of year 2000 compliance issues relating to its other IT-Systems, non-IT Systems, prior versions of its Products, its vendors, its customers, and other parties. Such impact, including the effect of a year 2000 business disruption, could have a material adverse effect on the Company's financial condition and results of operations.

  Contingency Plan. The Company has not yet developed a year 2000-specific contingency plan. If year 2000 compliance issues are discovered, the Company then will evaluate the need for contingency plans relating to such issues.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART I.   FINANCIAL INFORMATION                                                                          PAGE
                                                                                                         ----
Item 1    Consolidated Financial Statements:

          Independent Auditors' Report ...............................................................     35

          Consolidated Balance Sheets at July 31, 1998 and 1997.......................................     36
          Consolidated Statements of Operations for the years ended July 31, 1998, 1997, and 1996.....     37
          Consolidated Statements of Stockholders' Equity for the years ended July 31, 1998, 1997, and
          1996........................................................................................     38
          Consolidated Statements of Cash Flows for the years ended July 31, 1998, 1997 and 1996......     39
          Notes to Consolidated Financial Statements..................................................     41

PART II.  FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted since they are either not applicable, not required, or the information is included elsewhere herein.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Lycos, Inc.:

     We have audited the accompanying consolidated balance sheets of Lycos, Inc. as of July 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended July 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lycos, Inc. at July 31, 1998 and 1997, and the results of its operations and cash flows for each of the years in the three year period ended July 31, 1998, in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP



Boston, Massachusetts
August 18, 1998

                                  LYCOS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                           JULY 31, 1998       JULY 31, 1997
                                                                           -------------       -------------
                                 ASSETS
Current assets:
    Cash and cash equivalents ...........................................  $ 153,728,200       $  40,766,258
    Accounts receivable, less allowance for doubtful accounts of
      $1,208,000 and $554,000 at July 31, 1998 and 1997, respectively....     10,958,470           6,634,262
    Electronic commerce and license fees receivable......................     30,223,986           9,065,806
    Prepaid expenses.....................................................      5,559,842           4,278,418
    Other current assets.................................................        326,292                  --
                                                                           -------------       -------------
        Total current assets.............................................    200,796,790          60,744,744
                                                                           -------------       -------------
Property and equipment, less accumulated depreciation and amortization...      3,960,059           2,397,600
Electronic commerce and license fees receivable..........................     21,537,371             650,000
Investments..............................................................      8,874,568                  --
Intangible assets, less accumulated amortization.........................     10,310,475           1,243,050
Other assets.............................................................      3,278,994             383,615
                                                                           -------------       -------------
        Total assets.....................................................  $ 248,758,257       $  65,419,009
                                                                           =============       =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.....................................................  $   4,873,302       $   3,289,513
    Accrued expenses.....................................................     17,589,700           7,387,707
    Deferred revenues....................................................     30,730,390           9,541,566
    Billings in excess of revenues.......................................        681,849           2,387,424
    Due to related parties...............................................             --               9,105
                                                                           -------------       -------------
        Total current liabilities........................................     53,875,241          22,615,315

Deferred revenues........................................................     26,159,754           5,100,000
Deferred income taxes....................................................         36,667              56,667
                                                                           -------------       -------------
                                                                              26,196,421           5,156,667

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized, none
      issued or outstanding..............................................             --                  --
    Common stock, $.01 par value; 80,000,000 shares authorized,
      38,991,436 shares at July 31, 1998 and 27,593,240 at July 31, 1997
      issued and outstanding.............................................        389,916             275,932
      Additional paid-in capital.........................................    278,126,582          49,368,940
      Deferred compensation..............................................       (116,338)           (185,436)
      Accumulated deficit................................................   (108,728,972)        (11,812,409)
      Treasury stock, at cost, 708,674 shares at July 31, 1998...........       (984,593)                 --
                                                                           -------------       -------------
        Total stockholders' equity.......................................    168,686,595          37,647,027
                                                                           -------------       -------------
        Total liabilities and stockholders' equity.......................  $ 248,758,257       $  65,419,009
                                                                           =============       =============

         See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED
                                                       -----------------------------------------------------

                                                       JULY 31, 1998       JULY 31, 1997       JULY 31, 1996
                                                       -------------       -------------       -------------
Revenues:
 Advertising.......................................    $  41,768,607       $  17,417,388       $   4,478,474
 Electronic commerce, license and other............       14,291,698           4,855,654             778,753
                                                       -------------       -------------       -------------
     Total revenues................................       56,060,305          22,273,042           5,257,227
Cost of revenues...................................       12,513,259           4,335,941           2,900,808
                                                       -------------       -------------       -------------
     Gross profit..................................       43,547,046          17,937,101           2,356,419

Operating expenses:
 Research and development..........................        9,477,708           4,301,267             906,591
 In process research and development...............       91,239,055                  --             452,000
 Sales and marketing...............................       35,035,754          19,126,317           4,747,805
 General and administrative........................        5,631,104           2,718,763           1,692,362
 Amortization of intangible assets.................        2,131,735             540,416             359,868
                                                       -------------       -------------       -------------
     Total operating expenses......................      143,515,356          26,686,763           8,158,626
                                                       -------------       -------------       -------------
Operating loss.....................................      (99,968,310)         (8,749,662)         (5,802,207)
Interest income....................................        3,051,747           2,130,472             714,369
                                                       -------------       -------------       -------------
Net loss...........................................    $ (96,916,563)      $  (6,619,190)      $  (5,087,838)
                                                       =============       =============       =============
Basic net loss per share...........................    $       (3.13)      $       (0.24)      $       (0.21)
                                                       =============       =============       =============
Shares used in computing basic net loss per share..       30,932,982          27,589,486          23,984,830
                                                       =============       =============       =============

         See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          ADDITIONAL
                                    COMMON STOCK           PAID-IN        DEFERRED       ACCUMULATED      TREASURY STOCK
                                SHARES       AMOUNT        CAPITAL      COMPENSATION       DEFICIT       SHARES     AMOUNT
                            ------------------------------------------------------------------------------------------------
Balances at July 31, 1995...  20,000,000    $ 200,000   $  1,137,000      $ (87,000)    $    (105,381)       --           --
Capital contribution........          --           --      1,000,000             --                --        --           --
Capital contribution
 related to License
     Agreement..............          --           --        250,000             --                --        --           --
Issuance of common stock
 in connection with
     acquisitions...........   1,052,632       10,526        531,474             --                --        --           --
Issuance of common stock
 pursuant to certain
     preemptive rights......     263,160        2,632        326,318             --                --        --           --
Issuance of common stock
 in connection with Initial
     Public Offering, net of
      offering costs........   6,270,000       62,700     45,631,382             --                --        --           --
Deferred compensation
 related to grant of stock
     options................          --           --        523,505       (523,505)               --        --           --
Amortization of deferred
 compensation...............          --           --             --        234,344                --        --           --
Net loss....................          --           --             --             --        (5,087,838)       --           --
                            ------------------------------------------------------------------------------------------------
Balances at July 31, 1996...  27,585,792    $ 275,858   $ 49,399,679      $(376,161)    $  (5,193,219)       --           --
Issuance of common stock
 in connection with
 Employee Stock Purchase
 Plan.......................       7,448           74         18,328            --                --        --           --
Cancellation of options.....          --           --        (49,067)       49,067                --        --           --
Amortization of deferred
 compensation...............          --           --             --       141,658                --        --           --
Net loss....................          --           --             --            --        (6,619,190)       --           --
                            ------------------------------------------------------------------------------------------------
Balances at July 31, 1997...  27,593,240    $ 275,932  $  49,368,940     $(185,436)    $ (11,812,409)       --           --
Issuance of common stock
 in connection with
     Employee Stock
      Purchase Plan.........       8,588           86         65,956            --                --        --           --
Cancellation of options.....          --           --        (22,562)       22,562                --        --           --
Issuance of common stock
 in connection with
 exercise of stock options..   2,047,020       20,470      3,221,724            --                --    61,556         (307)
Treasury stock in
 connection with exercise
     of stock options.......          --           --             --            --                --   608,184     (467,589)
Issuance of common stock
 in connection with
 exercise of warrants.......     207,228        2,072      1,361,516            --                --    18,836     (113,581)
Issuance of common stock
 in connection with
 strategic investments,
 net of offering costs......     301,028        3,012      7,879,431            --                --        --           --
Issuance of common stock
 and warrants
     in connection with
      acquisitions..........   4,149,142       41,492    104,807,563            --                --    20,098     (403,116)
Issuance of common stock
 in connection with
Secondary Public Offering,
 net of offering
     costs..................   4,675,000       46,750    111,144,116            --                --        --           --
Issuance of common stock
 in connection with
     services rendered......      10,190          102        299,898            --                --        --           --
Amortization of deferred
 compensation...............          --           --             --        46,536                --        --           --
Net loss....................          --           --             --            --       (96,916,563)       --           --
                            ------------------------------------------------------------------------------------------------
Balances at July 31, 1998...  38,991,436   $  389,916  $ 278,126,582     $(116,338)    $(108,728,972)  708,674    $(984,593)
                            ------------------------------------------------------------------------------------------------

                                      TOTAL
                                 --------------
Balances at July 31, 1995..        $  1,144,619
Capital contribution.......           1,000,000
Capital contribution
 related to License
     Agreement.............             250,000
Issuance of common stock
 in connection with
     acquisitions..........             542,000
Issuance of common stock
 pursuant to certain
     preemptive rights.....             328,950
Issuance of common stock
 in connection with
     Initial Public
      Offering, net of
      offering costs.......          45,694,082
Deferred compensation
 related to grant of stock
     options...............                  --
Amortization of deferred
 compensation..............             234,344
Net loss...................          (5,087,838)
                                 --------------
Balances at July 31, 1996..        $ 44,106,157
Issuance of common stock
 in connection with
 Employee Stock Purchase
 Plan.......................             18,402
Cancellation of options.....                 --
Amortization of deferred
 compensation...............            141,658
Net loss....................         (6,619,190)
                                 --------------
Balances at July 31, 1997...       $ 37,647,027
Issuance of common stock
 in connection with
     Employee Stock
      Purchase Plan.........             66,042
Cancellation of options.....                 --
Issuance of common stock
 in connection with
 exercise of stock options..          3,241,887
Treasury stock in
 connection with exercise
     of stock options.......           (467,589)
Issuance of common stock
 in connection with
 exercise of warrants.......          1,250,007
Issuance of common stock
 in connection with
 strategic investments,
 net of offering costs......          7,882,443
Issuance of common stock
 and warrants
     in connection with
      acquisitions..........        104,445,939
Issuance of common stock
 in connection with
Secondary Public Offering,
 net of offering
     costs..................        111,190,866
Issuance of common stock
 in connection with
     services rendered......            300,000
Amortization of deferred
 compensation...............             46,536
Net loss....................        (96,916,563)
                                 --------------
Balances at July 31, 1998...       $168,686,595
                                 --------------

          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED
                                                                 -----------------------------------------------
                                                                  July 31, 1998    July 31, 1997   July 31, 1996
                                                                 --------------   --------------  --------------
OPERATING ACTIVITIES
Net loss.......................................................   $(96,916,563)    $(6,619,190)    $(5,087,838)
Adjustments to reconcile net loss to net cash  used in
operating activities:
   Amortization of deferred compensation.......................         46,536         141,658         234,344
   Depreciation and amortization...............................      3,656,867       1,269,064         642,218
   Allowance for doubtful accounts.............................        654,000         405,000         200,000
   In process research and development expense.................     91,239,055              --         452,000
   Issuance of common stock for services rendered..............        300,000              --              --
Changes in operating assets and liabilities:
   Accounts receivable.........................................     (4,768,973)     (3,745,337)     (3,454,950)
   Electronic commerce and license fees receivable.............    (42,045,551)     (7,731,585)     (1,984,221)
   Prepaid expenses............................................     (1,258,140)     (3,296,707)       (981,711)
   Other current assets........................................       (326,292)             --              --
   Other assets................................................     (2,895,379)       (216,000)       (167,615)
   Accounts payable............................................        774,033         547,634       2,600,071
   Accrued expenses............................................      8,343,512       5,641,289       1,735,693
   Deferred revenues...........................................     42,155,798      11,493,144       3,125,285
   Billings in excess of revenues..............................     (1,705,575)        984,992       1,402,432
   Due to related parties......................................         (9,105)       (428,162)        295,660
   Deferred income taxes.......................................        (20,000)        (21,333)         28,000
                                                                 --------------   --------------  -------------
Net cash used in operating activities..........................     (2,775,777)     (1,575,533)       (960,632)
                                                                 --------------   --------------  -------------
INVESTING ACTIVITIES
Purchase of property and equipment.............................     (1,091,988)     (1,818,798)     (1,632,079)
Payments under License Agreement...............................             --              --        (750,000)
Cash acquired through acquisitions, net........................      2,540,619              --          17,137
Investment in Joint Venture....................................       (992,125)             --              --
                                                                 --------------   --------------  -------------
Net cash provided by (used in) investing activities............        456,506      (1,818,798)     (2,364,942)
                                                                 --------------   --------------  -------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of offering costs..    111,190,866          18,402      46,021,314
Proceeds from exercise of stock options........................      3,241,887              --              --
Proceeds from issuance of common stock under Employee
Stock Purchase Plan............................................         66,042              --              --
Proceeds from exercise of warrants.............................      1,250,007              --              --
Proceeds from capital contribution.............................             --              --       1,000,000
Cash used to repurchase treasury stock.........................       (467,589)             --              --
                                                                 --------------   --------------  -------------
Net cash provided by financing activities......................    115,281,213          18,402      47,021,314
                                                                 --------------   --------------  -------------
Net increase (decrease) in cash and cash equivalents...........    112,961,942      (3,375,929)     43,695,740
Cash and cash equivalents at beginning of year.................     40,766,258      44,142,187         446,447
                                                                 --------------   --------------  -------------
Cash and cash equivalents at end of year.......................   $153,728,200     $40,766,258     $44,142,187
                                                                 ==============   ==============  =============

                                  LYCOS, INC.

                                                                                        YEAR ENDED
                                                                      ---------------------------------------------

                                                                        JULY 31, 1998  JULY 31, 1997  JULY 31, 1996
                                                                      ---------------  -------------  -------------
Schedule of non-cash financing and investing activities:
    Issuance of common stock for License Agreement....................  $          --  $          --       $300,000
    Recognition of deferred tax liability related to License
  Agreement...........................................................             --             --         50,000
 Assets and liabilities recognized upon acquisition of Point
  Communications......................................................             --             --             --
     Accounts receivable..............................................             --             --         33,975
     Property and equipment...........................................             --             --         47,496
     Goodwill.........................................................             --             --        186,633
     Accounts payable.................................................             --             --         97,734
     Deferred revenues................................................             --             --         23,137
     Accrued expenses.................................................             --             --          4,370
     Due to related parties...........................................             --             --         70,000
 Issuance of common stock upon acquisition of Tripod, Inc.,                                       --             --
  WiseWire, Corp., and GuestWorld, Inc................................   $104,445,939
 Assets and liabilities recognized upon acquisition of Tripod, Inc.,                              --             --
  WiseWire Corp., and GuestWorld, Inc.
     Accounts receivable..............................................        209,235             --             --
     Prepaid expenses.................................................         23,284             --             --
     Property and equipment...........................................      1,995,601             --             --
     Developed technology.............................................      8,651,195             --             --
     Goodwill and other intangible assets.............................      2,547,965             --             --
     Accounts payable.................................................        809,756             --             --
     Accrued expenses.................................................      1,858,481             --             --
     Deferred revenues................................................         92,780             --             --
 Issuance of common stock in connection with strategic
   investments........................................................      7,882,443             --             --

         See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     Lycos, Inc. ("Lycos" or the "Company"), which operates in one industry segment, provides guides for finding information on the Internet's World Wide Web. The Company was formed in June 1995 by CMG@Ventures, L.P. ("CMG@Ventures") to license on an exclusive basis (with certain limited exceptions) from Carnegie Mellon University ("CMU" or the "Licensor") the Lycos Internet search and indexing technology.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated.

Joint Ventures

     On May 1, 1997, the Company entered into a joint venture agreement with Bertelsmann Internet Services to create localized versions of the Lycos search and navigation service throughout Europe. The new company, named Lycos Bertelsmann GmbH & Co. KG ("Lycos Bertelsmann"), is owned 50% by Lycos and 50% by Bertelsmann. Bertelsmann Internet Services, a subsidiary of Bertelsmann AG, has committed to provide capital, infrastructure and employees for the venture while Lycos will provide the core technology and brand name. The carrying value of the Company's investment in Lycos Bertelsmann was not material at July 31, 1998 or 1997. The investment is accounted for under the equity method and accordingly, the Company will recognize 50% of the net profits of Lycos Bertelsmann when realized.

     On April 13, 1998, the Company entered into a joint venture with Sumitomo Corporation, a $100 billion dollar company and one of Japan's largest trading companies, and Internet Initiative Japan (IIJ), the country's largest Internet Service Provider to create a localized version of the lycos.com Web Site to be called Lycos Japan which will feature navigation and search capability, and will soon include news, sports, stocks and other services. Terms of the deal include a 40% ownership stake by Lycos in exchange for approximately $992,000, with Sumitomo Corporation owning 50% of the venture and IIJ maintaining a 10% stake in the entity. Sumitomo Corporation and Lycos will manage the daily operations of the site, including aggregation of local content, sales, marketing and administration from the operations' headquarters in Tokyo, Japan. For the year ending July 31, 1998, Lycos' share of operating costs was not material.

Investments

     During 1998 the Company obtained equity interests in two privately held, internet related companies through the issuance of the Company's common stock (see Note 2). Both investments resulted in the Company owning less than 20% of the respective investees. Accordingly, these investments are accounted for under the cost method. The Company purchased these investments in March and April, 1998, and their carrying values approximate fair values. For these non-quoted investments, the Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values.

Public Offerings

     On April 2, 1996, the Company completed an initial public offering of its common stock in which 6,000,000 shares of common stock were issued at a price of $8.00 per share. On April 12, 1996, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 270,000 shares of its common stock at a price of $8.00 per share.

                                  LYCOS, INC.

     On June 4, 1998, the Company completed a secondary offering of its common stock in which 4,000,000 shares of common stock were issued at a price of $23.82 per share net of underwriting discounts and commissions. On June 10, 1998, pursuant to the exercise of an over-allotment option granted to the the underwriters of the Company's secondary offering, the Company issued an additional 675,000 shares of its common stock at a price of $25.00 per share.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents. At July 31, 1998 and 1997, the Company had no investments with maturities greater than three months.

Electronic Commerce and License Fees Receivable

     Electronic commerce and license fees receivable are comprised of fees to be received in the future on electronic commerce and licensing agreements existing at the balance sheet date.

Other assets

     Other assets comprise primarily purchased hardware to be sold to joint venture partners. Purchased hardware will be sold at cost upon completion.

Property and Equipment

     Property and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three to five years). Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

Intangible Assets

     Intangible assets primarily relate to the Company's acquisitions and include developed technology, licensed technology, trademarks, trade names, content copyrights, customer base and goodwill. In connection with acquisitions accounted for under the purchase method of accounting (see Note 4), the Company recorded these intangible assets based on the excess of the purchase price over the identifiable tangible net assets of the acquiree on the date of purchase. Intangible assets are reported at cost, net of accumulated amortization, and are being amortized over their estimated useful life of five years.

Accounting for Impairment of Long-Lived Assets

     In accordance with Financial Accounting Standards Board Statement No. 121, the Company records impairment losses on long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset carrying amount.

Deferred Revenues

     Deferred revenues are comprised of license and electronic commerce fees to be earned in the future on noncancelable agreements existing at the balance sheet date.

                                  LYCOS, INC.

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

     Electronic commerce revenues are derived principally from "slotting fees" paid for selective positioning and promotion within the Company's suite of products as well as from royalties from the sale of goods and services from the Company's websites. The Company's license and product revenues are derived principally from product licensing fees and fees from maintenance and support of its products. Eletronic commerce, license and product revenues are generally recognized upon delivery provided that no significant Company obligations remain and collection of the receivable is probable. In cases where there are significant remaining obligations, the Company defers such revenue until those obligations are satisfied. Fees from maintenance and support of the Company's products including revenues bundled with the initial licensing fees are deferred and recognized ratably over the service period.

Cost of Revenues

     Cost of revenues specifically attributable to advertising and electronic commerce, license and product revenues are not separately identifiable and therefore are not separately disclosed in the consolidated statements of operations.

Research and Development Costs

     Research and development expenditures are expensed as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established either by completion of a detail program design or a working model of the product and ending when a product is available for general release to consumers. To date, attainment of technological feasibility of the Company's products and general release to customers have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

Advertising Costs

     The Company expenses advertising production costs as incurred. Advertising expense was approximately $5,675,000, $4,427,000 and $567,000 for the years ended July 31, 1998, 1997 and 1996, respectively.

                                  LYCOS, INC.

Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and earnings (loss) per share in the notes to the financial statements. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's stock option plans, and footnote disclosure is provided in Note 8.

Concentration of Credit Risk

     The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable. The Company maintains allowances for credit losses and such losses have been within management's expectations. Direct write-offs of accounts receivable were $333,000 for the year ended July 31, 1998 and $51,000 for the year ended July 31, 1997. There were no direct write-offs of accounts receivable for the year ended July 31, 1996. No single customer accounted for greater than 10% of total revenues during the years ended July 31, 1998, 1997 and 1996.

     The Company's services are provided to customers in several industries primarily in North America. Sales to foreign customers for the years ended July 31, 1998, 1997 and 1996 were approximately $2,640,000, $1,700,000 and $385,000, respectively.

Financial Instruments

     The recorded amounts of financial instruments, including cash equivalents, receivables, accounts payable, accrued expenses and deferred revenues, approximate their fair market values as of July 31, 1998. The Company has no investments in derivative financial instruments.

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

Per Share Amounts

     For the year ended July 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the presentation of basic loss per share and diluted loss per share for all periods presented. As the Company has been in a net loss position for the years ended July 31, 1998, 1997 and 1996, common stock equivalents were excluded from the diluted loss per share calculation as they would be antidilutive. As a result, diluted loss per share is the same as basic loss per share, and has not been presented separately.

Stock Split

     In July 1998, the Company's Board of Directors approved a two-for-one common stock split. Shareholders of record on August 14, 1998 (the record date) were entitled to one additional share for every share held on August 25, 1998. The Company has presented loss per share and weighted average shares in the consolidated statement of operations for all periods presented and all footnote disclosures reflecting the effect of the stock split.

                                  LYCOS, INC.

Treasury Stock

     In connection with a license agreement with Carnegie Mellon University, CMG@Ventures, Inc. has agreed to sell to the Company the number of shares of common stock equal to the shares issuable upon exercise of certain options granted, as defined, at a price equal to the exercise price of the underlying options exercised (see Note 8). Under this agreement, the Company issues shares of Company stock to employees upon exercise of options and subsequently buys an equivalent number of Company shares at the respective exercise price from CMG@Ventures, resulting in treasury stock.

Reclassifications

     Certain prior years' balances have been reclassified to conform with the current year's presentation.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS 130") "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company expects to adopt SFAS 130 for the year ending July 31, 1999. The Company believes that this pronouncement will not have a material adverse affect on its results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company expects to adopt SFAS 131 for the year ending July 31, 1999. Because the Company operates within a single operating segment, adoption of this statement is currently not expected to have a material impact on the Company's consolidated financial statements and footnote disclosures.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". The Company expects to adopt SOP 97-2 for its fiscal year ending July 31, 1999 and does not anticipate any material impact on its revenue recognition policies.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company is required to adopt SOP 98-1 effective August 1, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the Company's consolidated financial statements.

     In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company is required to adopt SOP 98-5 effective August 1, 1999. The adoption of SOP 98-5 is not expected to have a material impact on the Company's consolidated financial statements.

                                  LYCOS, INC.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, changes in the fair value of the derivative instrument will be reported in comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The Company currently expects to adopt SFAS 133 for the year ending July 31, 1999. Management has determined there will be no impact on its results of operations or financial position resulting from the adoption of SFAS 133 because the Company currently does not hold derivative instruments.

2.  INVESTMENTS

     On March 9, 1998, the Company purchased 1,000,000 shares of Class A Preferred Stock of GlobeComm, Inc. ("GlobeComm") through the issuance of 200,124 shares of Lycos common stock, valued at $4,577,837. The investment, carried at cost, represents an approximate 9.85% stake in GlobeComm on a fully diluted basis. GlobeComm is the owner of iName, a leading provider of lifetime personalized e-mail addresses and advanced e-mail services. Lycos provides free e-mail services to users based on iName's advanced products.

     On April 13, 1998, the Company purchased 1,915,709 shares of Series B Convertible Participating Preferred Stock of Sage Enterprises, Inc. ("PlanetAll") through the issuance of 100,904 shares of Lycos common stock, valued at $3,304,606. The investment, carried at cost, represents an approximate 14.1% stake in PlanetAll, on a fully diluted basis.

     Subsequent to July 31, 1998, all of the outstanding common stock of PlanetAll was acquired by Amazon.com. See Note 7 "Subsequent Events".

3.  PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consisted of the following:

                                                            JULY 31,
                                                 ---------------------------
                                                       1998          1997
                                                 -------------   -----------
     Computers and equipment................       $ 3,623,686   $ 2,234,012
     Furniture and fixtures.................         1,091,726       563,756
     Leasehold improvements.................         1,356,222       585,912
     Purchased software.....................           525,197       141,096
                                                 -------------   -----------
                                                     6,596,831     3,524,776
     Less accumulated depreciation and......        (2,636,772)   (1,127,176)
      amortization..........................     -------------   -----------
                                                   $ 3,960,059   $ 2,397,600
                                                 =============   ===========

                                  LYCOS, INC.

4.  ACQUISITIONS

Tripod, Inc.

     On February 11, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company, Pod Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("PAC"), Tripod, Inc., a Delaware corporation ("Tripod"), William Peabody and Richard Sabot, providing for the merger of PAC with and into Tripod (the "Merger"). On February 12, 1998,the Company completed the closing of the Merger and Tripod became a wholly-owned subsidiary of the Company. In accordance with the terms of the Agreement, Richard Sabot was elected, effective May 1, 1998, to the Company's Board of Directors for a term expiring at the first Annual Meeting of the Company's stockholders held after the Company's fiscal year ending July 31, 2000.

     The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Tripod have been included with those of the Company for periods subsequent to the date of acquisition.

     In the Merger, all outstanding shares of Common Stock and Preferred Stock of Tripod and options and warrants to purchase Common Stock and Preferred Stock of Tripod were converted into 3,120,826 shares and options and warrants to purchase Common Stock of the Company. All outstanding options to purchase Common Stock of Tripod have been assumed by the Company and converted into options to purchase Common Stock of the Company, and all outstanding warrants to purchase Preferred Stock of Tripod have been assumed by the Company and converted into warrants to purchase Common Stock of the Company.

     Under the terms of the Agreement and related Escrow Agreement dated February 11, 1998, an aggregate of 255,682 shares of Common Stock of the Company and options and warrants to purchase an additional 56,418 shares of Common Stock of the Company will be held in escrow for the purpose of indemnifying the Company against certain liabilities of Tripod and its stockholders. The escrow will expire on February 11, 1999.

The purchase price was allocated as follows:

       In process research and development...........   $51,600,000
       Developed technology..........................     5,407,138
       Goodwill and other intangible assets..........     2,412,797
       Other assets, principally cash and equipment..     3,633,449
       Liabilities assumed ..........................    (1,603,731)
                                                      -------------

                                                        $61,449,653
                                                      =============

  Accumulated amortization on intangible assets was $627,569 at July 31, 1998.

WiseWire Corporation

     On April 30, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company, Wise Acquisition Corp., a Pennsylvania corporation and a wholly-owned subsidiary of the Company ("WAC"), and WiseWire Corporation, a Pennsylvania corporation ("WiseWire"), pursuant to which WAC was merged with and into WiseWire (the "Merger"). As a result of the Merger, WiseWire became a wholly-owned subsidiary of the Company.

     The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for WiseWire are included with those of the Company for periods subsequent to the date of acquisition.

                                  LYCOS, INC.

     In the Merger, all outstanding shares of Common Stock and Preferred Stock of WiseWire and options to purchase Common Stock of WiseWire were converted into 1,648,510 shares and options to purchase Common Stock of the Company. All outstanding options to purchase Common Stock of WiseWire have been assumed by the Company.

     Under the terms of the Agreement and related Escrow Agreement dated April 30, 1998, an aggregate of 164,874 shares of Common Stock of the Company will be held in escrow for the purpose of indemnifying the Company against certain liabilities of WiseWire and its stockholders. The escrow will expire on April 30, 1999.

The purchase price was allocated as follows:

       In process research and development...........   $36,000,000
       Developed technology..........................     3,060,189
       Goodwill and other intangible assets..........       127,509
       Other assets, principally cash and equipment..     1,085,290
       Liabilities assumed ..........................      (857,286)
                                                     --------------

                                                        $39,415,702
                                                     ==============

  Accumulated amortization on intangible assets was $256,330 at July 31, 1998.

GuestWorld, Inc.

     On June 16, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company, VW Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("VW"), GuestWorld, Inc., a California corporation ("GuestWorld"), and all of the stockholders of GuestWorld, acquired all of the outstanding capital stock of GuestWorld through the merger of VW with and into GuestWorld (the "Merger"). As a result of the Merger, GuestWorld became a wholly-owned subsidiary of the Company.

     In the Merger, all outstanding shares of Common Stock of GuestWorld were converted into an aggregate of 126,184 shares of Common Stock, par value $.01 per share, of the Company. The acquisition was accounted for as a purchase. Results of operations for GuestWorld are included with those of the Company for periods subsequent to the date of acquisition.

     Under the terms of the Agreement and related Escrow Agreement dated June 16, 1998, an aggregate of 12,618 shares of Common Stock of the Company will be held in escrow for the purpose of indemnifying the Company against certain liabilities of GuestWorld and its stockholders. The escrow will expire on June 16, 1999.

The purchase price was allocated as follows:

       In process research and development...   $3,639,055
       Developed technology..................      183,868
       Goodwill and other intangible assets..        7,661
       Property and equipment................       50,000
       Liabilities assumed ..................     (300,000)
                                             -------------

                                                $3,580,584
                                             =============

  Accumulated amortization on intangible assets was $4,597 at July 31, 1998.

                                  LYCOS, INC.

In-Process Research and Development

     In connection with the acquisitions of Tripod, WiseWire and GuestWorld, the Company recorded an in-process research and development charge of $91,239,055, representing purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. The Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the respective acquisition dates. Each of these activities was evaluated as of the respective acquisition dates so as to determine their stage of development and related fair value. The Company's review, as of the acquisition date, indicated that the in-process research and development had not reached a state of technological feasibility and evidenced no alternative future use. In the case of in-process projects, the Company made estimates to quantify the cost-to-complete for each project, identifying the project date of introduction, the estimated life of the project, the project's "fit" within the Company's own in-process research projects, the revenues to be generated in each future period and the corresponding operating expenses and other charges to apply to this revenue stream. In order to determine the value of the earnings stream attributable to the in-process research and development, the excess earnings from the projects were calculated by deducting the earnings stream attributable to all other assets including working capital and tangible assets. Based upon these assumptions, after-tax cash flows attributable to the in-process project(s) were determined, appropriately discounted back to its respective net present value, taking into account the uncertainty surrounding the successful development of the purchased in-process technology.

     In the case of in-process technology, fair values of the corresponding technologies were determined by the Income Approach which included both a discounted future earnings methodology and a relief from royalty methodology. Under these methodologies, the value of the in-process technology is comprised of the total present value of the future earnings stream attributable to the technology throughout its anticipated life. An adjustment to the value of certain in-process research and development projects has been applied based on a percentage completion formula. The valuation of the acquired in-process research and development used by the Company in making its determination as to the amount of in-process research and development expense was supported by valuation studies prepared by an independent third party appraiser.

  In order to assess the reasonableness of the conclusions reached under the Excess Earnings (Discounted Future Earnings) method, the value of the technologies was also estimated using a Relief from Royalty approach. Under this approach, the value of the technologies is estimated to be the present value of the after tax amounts that the Company would otherwise be required to pay to third parties to obtain access to the subject technologies, if it did not already own them. In applying the method, management estimated a royalty rate and forecasted an estimated royalty stream for the in-process technologies. The estimated royalty rate used was based on existing Lycos contracts for the licensing of similar technologies.

  GuestWorld and WiseWire are both development stage companies that had not generated significant commercial revenue at their respective acquisition dates and were loss making. Neither company had completed development of technologically robust or commercially viable products or services. Significant uncertainty existed in relation to the introduction of such products or services.

  Lycos' management has considered the possible existence or value of other intangible assets such as patents, copyrights, brand names, customers lists, etc. However, management at both companies had been focused on completing the development projects underway and they had not undertaken the development of other intangible assets. Accordingly, Lycos' management believes that the value of any other such assets at the respective acquisition dates to be minimal or zero.

  The purchase price paid for GuestWorld and WiseWire reflected payment for incomplete technology. Should the in-process projects fail, the value of Lycos' investment in these incomplete technologies would be diminimous or zero.

  In the case of Tripod, management does believe that other intangible assets had been created by management at the acquisition date. As a result, in addition to valuing in-process research and development, management has also allocated a proportion of the purchase price, based on their respective fair values, to existing technology employed in the creation and management of pods as well as to other intangible assets associated with the existing community members.

                                  LYCOS, INC.

     The following unaudited pro forma financial information presents the combined results of operations of Lycos, Tripod and WiseWire as if the acquisitions had occurred as of the beginning of 1998, 1997 and 1996, respectively, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Lycos, Tripod and WiseWire constituted a single entity during such periods. Pro forma information for GuestWorld for periods prior to the acquisition have not been presented because the results of GuestWorld's operations were not material to the Company's historical results.

                 (UNAUDITED)                        LYCOS         TRIPOD        WISEWIRE        COMBINED
                                               --------------  -------------  -------------  ---------------
YEAR ENDED JULY 31, 1998
------------------------
Revenues.....................................   $ 56,060,305    $   731,499    $   310,123    $  57,101,927
Operating expenses and interest income, net..    152,976,868      4,690,100      2,625,150      160,292,118
                                             --------------------------------------------------------------
Net loss.....................................   $(96,916,563)   $(3,958,601)   $(2,315,027)   $(103,190,191)
                                             ==============================================================

YEAR ENDED  JULY 31, 1997
-------------------------
Revenues.....................................   $ 22,273,042    $   517,490    $   111,490    $  22,902,022
Operating expenses and interest income, net..     28,892,232      3,506,191      2,463,770       34,862,193
                                             --------------------------------------------------------------
Net loss.....................................   $ (6,619,190)   $(2,988,701)   $(2,352,280)   $ (11,960,171)
                                             ==============================================================

YEAR  ENDED JULY 31, 1996
-------------------------
Revenues.....................................   $  5,257,227    $   239,856    $    79,310    $   5,576,393
Operating expenses and interest income, net..     10,345,065      1,312,799        483,444       12,141,308
                                             --------------------------------------------------------------
Net loss.....................................   $ (5,087,838)   $(1,072,943)   $  (404,134)   $  (6,564,915)
                                             ==============================================================

WhoWhere?, Inc.

  On August 13, 1998, the Company entered into an Agreement and Plan of merger to acquire WhoWhere?, Inc. See Note 7 "Subsequent Events".

5.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                JULY 31,       JULY 31,
                                  1998           1997
                              ------------   ------------
   Compensation and benefits..   2,262,015   $    942,749
   Advertising and promotion..   8,885,178      4,238,361
   Professional fees..........   1,262,351        627,884
   Non-income taxes...........     567,500        407,401
   Other......................   4,612,656      1,171,312
                              ------------   ------------
                                17,589,700   $  7,387,707
                              ============   ============

                                  LYCOS, INC.

6.   COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain other equipment under operating lease agreements expiring through 2004. Future noncancelable minimum payments as of July 31, 1998 under these leases for each fiscal year end are as follows:

          1999.................................  $8,557,981
          2000.................................   5,854,175
          2001.................................   3,612,403
          2002.................................   3,402,195
          2003.................................   2,384,660

     Rent expense under noncancellable operating leases was $5,057,907, $2,094,774, and $318,500 for the years ended July 31, 1998, 1997 and 1996, respectively.

     The Company is obligated to make payments totaling approximately $19 million under contracts to provide search and navigation services between June 1998 and September 1999. No payments had been made under these agreements as of July 31, 1998.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

7.  SUBSEQUENT EVENTS (UNAUDITED)

Acquisition of WhoWhere? Inc.

     On August 7, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company, What Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("WWAC"), WhoWhere? Inc., a California corporation ("WhoWhere?"), and certain shareholders of WhoWhere? providing for the merger of WWAC with and into WhoWhere? (the "Merger"). On August 13, 1998, the Company completed the closing of the Merger and WhoWhere? became a wholly-owned subsidiary of the Company.

     The acquisition will be accounted for as a purchase. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for WhoWhere? will be included with those of the Company for periods subsequent to the date of acquisition.

     In the Merger, all outstanding shares of Common Stock and Preferred Stock of WhoWhere? were converted into an aggregate of 3,770,254 shares of Common Stock , par value $.01 per share, of the Company (the "Lycos Common Stock"), and all outstanding options and warrants to purchase Common Stock or Preferred Stock of WhoWhere? were assumed by the Company and became options or warrants, as the case may be, to purchase an aggregate of 1,335,244 shares of Lycos Common Stock.

                                  LYCOS, INC.

The Company has filed a Registration Statement on Form S-3 with respect to the resale of the shares of Lycos Common Stock issued in the Merger and the shares of Lycos Common Stock issuable upon the exercise of warrants assumed in the Merger and filed a Registration Statement on Form S-8 with respect to the shares of Lycos Common Stock issuable upon the exercise of options and warrants assumed in the Merger.

     Under the terms of the Agreement and related Escrow Agreement dated August 13, 1998, an aggregate of 377,038 shares of Lycos Common Stock and options and warrants to purchase an additional 133,540 shares of Lycos Common Stock will be held in escrow for the purpose of indemnifying the Company against certain liabilities of WhoWhere? and its stockholders. The escrow will expire on August 13, 1999.

Acquisition of Wired Ventures, Inc.

     On October 5, 1998, the Company entered into a definitive merger agreement to acquire Wired Ventures Inc. in a stock-for-stock transaction valued at approximately $83 million, net of cash to be acquired and the value of shares issuable to the holders of options to purchase common stock of Wired which are exercised prior to the closing of the acquisition. The transaction is intended to be accounted for as a purchase, and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on their respective fair values. Subject to several conditions, including approval of Wired's shareholders, the transaction is expected to close in the second quarter of fiscal 1999.

Acquisition of PlanetAll, Inc.

     In August 1998, pursuant to an Agreement and Plan of Merger, Amazon.com acquired all of the outstanding capital stock of PlanetAll. Amazon.com issued approximately 800,000 shares of Amazon.com common stock, par value $.01 per share valued at approximately $87 million. Of the total of 800,000 shares issued by Amazon.com, the Company received 107,377 shares valued at approximately $11.6 million at the time of acquisition in exchange for its shares of PlanetAll. See
Note 2.

8.  STOCKHOLDERS' EQUITY

Common Stock

     On June 4, 1998, 4,500,000 of the Company's shares were sold under a registration statement filed with the Securities Exchange Commission. Of the 4,500,000 shares sold, 4,000,000 shares were sold by the Company and 500,000 were sold by CMG Information Services, Inc ("CMGI"). The Company did not receive any proceeds from the sale of shares by CMGI. Proceeds to the Company were approximately $95 million, before deduction of expenses payable by the Company of $350,000. The Underwriters exercised an option to purchase 675,000 additional shares of Common Stock, resulting in additional proceeds to the Company of approximately $16 million.

                                  LYCOS, INC.

1995 Stock Option Plan

     During 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") under which nonqualified stock options to purchase common stock may be granted to officers and other key employees. Under the Plan, options to purchase 2,000,000 shares of common stock may be granted at an exercise price determined by the Board of Directors. Options granted under the 1995 Plan are exercisable in five equal annual installments beginning one year after date of grant, except that the vesting of certain options are subject to acceleration upon the occurrence of certain events. Options under the 1995 Plan expire six years from date of grant. The total weighted average contractual life of options outstanding at July 31, 1998 was 3.5 years.

A summary of option activity under the 1995 Plan is as follows:

                                               WEIGHTED-
                                                AVERAGE          RANGE OF
                                   OPTIONS   EXERCISE PRICE   EXERCISE PRICES
                                 ----------------------------------------------
Outstanding at July 31, 1995....  1,120,000         $0.01               $  0.01
  Granted.......................  1,179,552         $2.41     $0.01  -  $  8.00
  Exercised.....................         --            --           ---
  Terminated....................   (390,608)        $0.07     $0.01  -  $  4.80
                                 ----------
 Outstanding at July 31, 1996...  1,908,944         $1.48     $0.01  -  $  8.00
                                 ----------
  Granted.......................    420,000         $7.20     $5.69  -  $  7.94
  Exercised.....................   (101,600)        $0.03     $0.01  -  $  1.16
  Terminated....................   (245,736)        $1.72     $0.01  -  $  8.00
                                 ----------
 Outstanding at July 31, 1997...  1,981,608         $2.73     $0.01  -  $  7.94
                                 ----------
  Granted.......................         --            --           ---
  Exercised.....................   (630,184)        $0.34     $0.01  -  $  7.94
  Terminated....................   (212,080)        $1.25     $0.01  -  $  8.50
                                 ----------
 Outstanding at July 31, 1998...  1,139,344         $3.11     $0.01  -  $  7.94
                                 ==========
 Exercisable at July 31, 1998...    359,368         $3.75     $0.01  -  $  7.75
                                 ==========


  The following table summarizes information about the Company's stock options outstanding at July 31, 1998.

                                   OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                          -----------------------------------------------------------------
                                          WEIGHTED-
      1995 STOCK OPTION      NUMBER        AVERAGE     WEIGHTED-                  WEIGHTED-
        PLAN RANGE OF      OUTSTANDING    REMAINING     AVERAGE       NUMBER       AVERAGE
          EXERCISE             AT        CONTRACTUAL   EXERCISE   EXERCISABLE AT  EXERCISE
           PRICES         JULY 31, 1998  LIFE (YEARS)    PRICE    JULY 31, 1998     PRICE
     --------------------------------------------------------------------------------------
        $0.01--$1.16            407,696          3.1       $0.02          82,200      $0.01
        $4.80--$4.80            441,648          3.5       $4.80         269,168      $4.80
        $5.69--$7.94            290,000          4.7       $7.15           8,000      $6.77
                          -------------                           --------------
                              1,139,344                                  359,368
                          =============                           ==============

Pursuant to the License Agreement, CMG@Ventures has agreed to sell to the Company a number of shares of common stock equal to the shares issuable upon exercise of options granted under the 1995 Plan and the 1996 Plan (as defined below) prior to the initial public offering at a price equal to the exercise price of the options as such options are exercised.

                                  LYCOS, INC.

     The Company has recorded deferred compensation expense of approximately $610,000 for the difference between the grant price and the estimated fair value (determined by independent valuations or by reference to third party transactions) of certain of the Company's stock options granted. This amount is being amortized over the vesting period of the individual options on a straight-line basis, determined separately for each portion of the options that vest in each year. Deferred compensation expense recognized for the year ended July 31, 1998, 1997 and 1996 was approximately $47,000, $142,000 and $234,000, respectively.

1996 Stock Option Plan

     On February 2, 1996, the 1996 Stock Option Plan (the ''1996 Plan'') was adopted by the Board of Directors. A maximum of 2,000,000 shares of common stock may be issued pursuant to the 1996 Plan upon exercise of options. On June 27, 1997, the Company's Board of Directors voted to authorize an additional 400,000 shares for grant under the 1996 Plan.

     Under the 1996 Plan, incentive stock options may be granted to employees and officers of the Company and non-qualified stock options may be granted to consultants, employees and officers of the Company. The exercise price of such incentive stock options cannot be less than the fair market value of the common stock on the date of grant, or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company. The Compensation Committee of the Board of Directors has the authority to select optionees and to determine the terms of the options granted. Options granted under the 1996 Plan are exercisable in five equal annual installments commencing on the first anniversary of the date of grant, except that vesting of certain options are subject to acceleration upon the occurrence of certain events. Options under the 1996 Plan expire ten years from the date of grant. The total weighted average contractual life of options outstanding at July 31, 1998, was
9.0 years.

A summary of option activity under the 1996 Plan is as follows:

                                               WEIGHTED-
                                                AVERAGE      RANGE OF EXERCISE
                                  OPTIONS    EXERCISE PRICE        PRICES
                               ------------------------------------------------
Outstanding at July 31, 1995...         --          --            --
 Granted.......................    241,500    $   6.52     $ 3.00  -  $  8.88
 Exercised.....................         --          --            --
 Terminated....................    (62,000)   $   7.39     $ 6.50  -  $  8.50
                               -----------
Outstanding at July 31, 1996...    179,500    $   6.21     $ 3.00  -  $  8.88
                               -----------
 Granted.......................  2,169,844    $   5.82     $ 2.91  -  $  10.75
 Exercised.....................         --          --            --
 Terminated....................   (298,800)   $   6.56     $ 3.57  -  $  10.75
                               -----------
Outstanding at July 31, 1997...  2,050,544    $   5.72     $ 2.91  -  $  10.75
                               -----------
 Granted.......................  3,593,500    $  22.43     $ 8.38  -  $  49.78
 Exercised.....................   (354,596)   $   5.81     $ 3.00  -  $  10.75
 Terminated....................   (257,200)   $   8.14     $ 3.00  -  $  18.94
                               -----------
Outstanding at July 31, 1998...  5,032,248    $  15.15     $ 2.91  -  $  49.78
                               ===========
Exercisable at July 31, 1998...     96,312    $   6.10     $ 2.91  -  $  10.25
                               ===========

                                  LYCOS, INC.

  The following table summarizes information about the Company's stock options outstanding at July 31, 1998.

                                      OPTIONS
                                    OUTSTANDING                    OPTIONS EXERCISABLE
                   ----------------------------------------------------------------------
                                      WEIGHTED-
 1996 STOCK OPTION                     AVERAGE     WEIGHTED-                    WEIGHTED-
   PLAN RANGE OF         NUMBER       REMAINING     AVERAGE        NUMBER        AVERAGE
     EXERCISE        OUTSTANDING AT  CONTRACTUAL   EXERCISE     EXERCISABLE     EXERCISE
      PRICES         JULY 31, 1998   LIFE (YEARS)    PRICE    AT JULY 31, 1998    PRICE
                   ----------------------------------------------------------------------
  $ 2.91--$  5.18           545,276      8.1        $   4.31            25,000      $3.79
  $ 5.19--$  5.57           355,812      8.2        $   5.55            15,012      $5.53
  $ 5.67--$  7.88           463,100      8.0        $   6.32            30,700      $6.58
  $ 7.89--$ 10.75         1,219,160      8.9        $   8.62            25,600      $8.14
  $10.76--$ 25.00         1,367,000      9.4        $  19.37                --         --
  $25.01--$ 37.00           965,900      9.8        $  28.73                --         --
  $37.01--$ 53.46           116,000      9.6        $  38.86                --         --
                   ----------------                         ------------------
                          5,032,248                                     96,312
                   ================                         ==================

     In September 1996, the Company canceled 169,464 options previously granted to employees under the 1995 Plan and 1996 Plan at various exercise prices and granted an equivalent number of additional options to those same employees pursuant to the 1996 Plan at an exercise price of $4.80 per share. No compensation expense was recognized by the Company as the exercise price of these options on the date of grant was at or above fair market value.

1995 Tripod Stock Option Plan

     In connection with the acquisition of Tripod, the Company assumed the 1995 Stock Option Plan under which incentive stock options and nonqualified stock options to purchase common stock may be granted to officers, key employees and advisors. Under the Plan, options to purchase 367,926 shares of common stock were reserved for grants. Options under the 1995 Tripod Stock Option Plan are generally exercisable in eight semi-annual installments beginning six months after date of grant. Options under the 1995 Tripod Stock Option Plan expire ten years from the date of grant. The total weighted average contractual life of options outstanding at July 31, 1998 was approximately 10.0 years.

     A summary of option activity under the 1995 Tripod Stock Option Plan is as follows:

                                                  WEIGHTED-
                                                   AVERAGE      RANGE OF EXERCISE
                                      OPTIONS   EXERCISE PRICE       PRICES
                                   -----------------------------------------------
Outstanding at February 12, 1998...   367,926    $  0.65        $ 0.62  -  $  1.54
 Granted...........................        --         --               --
 Exercised.........................  (134,492)   $  0.62        $ 0.62  -  $  1.54
 Terminated........................   (24,820)   $  0.88        $ 0.62  -  $  1.54
                                   ----------
Outstanding at July 31, 1998.......   208,614    $  0.65        $ 0.62  -  $  1.54
                                   ==========
Exercisable at July 31, 1998.......    79,995    $  0.62        $ 0.62  -  $  1.54
                                   ==========

                                  LYCOS, INC.

  The following table summarizes information about stock options outstanding under the 1995 Tripod Stock Option Plan at July 31, 1998:

                                     OPTIONS
                                   OUTSTANDING                    OPTIONS EXERCISABLE
                   ----------------------------------------------------------------------
                                      WEIGHTED-
 1995 STOCK OPTION                     AVERAGE     WEIGHTED-                    WEIGHTED-
   PLAN RANGE OF         NUMBER       REMAINING     AVERAGE        NUMBER        AVERAGE
     EXERCISE        OUTSTANDING AT  CONTRACTUAL   EXERCISE     EXERCISABLE     EXERCISE
      PRICES         JULY 31, 1998   LIFE (YEARS)    PRICE    AT JULY 31, 1998    PRICE
                   ----------------------------------------------------------------------
   $0.50--$ 0.75            201,222         10.3       $0.62            79,834      $0.62
   $0.75--$ 2.00              7,392          2.9       $1.54               161      $1.54
                   ----------------                           ----------------
                            208,614                                     79,995
                   ================                           ================

1995 and 1996 WiseWire Stock Option Plans

  In connection with the acquisition of WiseWire, the Company assumed the 1995 and 1996 Stock Option Plan under which incentive stock options and nonqualified stock options to purchase common stock may be granted to officers, key employees and advisors. Under these plans, the Company may grant either incentive stock options or non-qualified stock options. These options are fully vested and are exercisable over a 5 year period from date of grant. The employee plan was adopted in 1995 and is restricted to Company employees. These options generally have a term of ten years from the date of grant with 20% vesting after a brief probationary period and the remainder vest over a four-year period. The non-employee plan was adopted in 1996 and is intended primarily for directors or other non-employees. Options granted under the non-employee plan typically vest immediately. The total weighted average contractual life of options outstanding under the 1995 and 1996 WiseWire Stock Option Plans at July 31, 1998 was approximately 8.1 and 8.4 years, respectively.

A summary of option activity under the 1995 WiseWire Stock Option Plan is as follows:

                                              WEIGHTED-
                                               AVERAGE      RANGE OF EXERCISE
                                  OPTIONS   EXERCISE PRICE        PRICES
                                ----------------------------------------------
Outstanding at April 30, 1998...  210,274     $  2.67       $1.34  -  $  53.46
 Granted........................       --          --                       --
 Exercised......................  (63,024)    $  2.02       $1.34  -  $   8.02
 Terminated.....................  (27,096)    $  4.06       $1.34  -  $   8.02
                                ---------
Outstanding at July 31, 1998....  120,154     $  2.69       $1.34  -  $  53.46
                                =========
Exercisable at July 31, 1998....   25,960     $  2.83       $1.34  -  $  53.46
                                =========

  The following table summarizes information about stock options outstanding under the 1995 WiseWire Stock Option Plan at July 31, 1998:

                                     OPTIONS
                                    OUTSTANDING                    OPTIONS EXERCISABLE
                   ----------------------------------------------------------------------
                                      WEIGHTED-
 1995 STOCK OPTION                     AVERAGE     WEIGHTED-                    WEIGHTED-
   PLAN RANGE OF         NUMBER       REMAINING     AVERAGE        NUMBER        AVERAGE
     EXERCISE        OUTSTANDING AT  CONTRACTUAL   EXERCISE     EXERCISABLE     EXERCISE
      PRICES         JULY 31, 1998   LIFE (YEARS)    PRICE    AT JULY 31, 1998    PRICE
                   ----------------------------------------------------------------------
  $ 1.00--$  2.00            89,224          8.3       $1.34            22,390     $ 1.34
  $ 5.00--$ 53.46            30,930          7.6       $6.61             3,570     $12.18
                   ----------------                         ------------------
                            120,154                                     25,960
                   ================                         ==================

                                  LYCOS, INC.

A summary of option activity under the 1996WiseWire Stock Option Plan is as follows:

                                              WEIGHTED-
                                               AVERAGE       RANGE OF EXERCISE
                                  OPTIONS   EXERCISE PRICE        PRICES
                                -----------------------------------------------
Outstanding at April 30, 1998...   21,034           $13.19    0.14  -  $  53.46
 Granted........................       --               --         --
 Exercised......................       --               --         --
 Terminated.....................  (13,466)          $13.10    0.14  -  $  53.46
                                ---------
Outstanding at July 31, 1998....    7,568           $13.37   13.37  -  $  13.37
                                =========
Exercisable at July 31, 1998....    7,568           $13.37   13.37  -  $  13.37
                                =========

  The following table summarizes information about stock options outstanding under the 1996 WiseWire Stock Option Plan at July 31, 1998:

                                      OPTIONS
                                    OUTSTANDING                   OPTIONS EXERCISABLE
                     ---------------------------------------- -----------------------------
                                      WEIGHTED-
 1996 STOCK OPTION                     AVERAGE     WEIGHTED-                    WEIGHTED-
   PLAN RANGE OF         NUMBER       REMAINING     AVERAGE        NUMBER        AVERAGE
     EXERCISE        OUTSTANDING AT  CONTRACTUAL   EXERCISE     EXERCISABLE     EXERCISE
      PRICES         JULY 31, 1998   LIFE (YEARS)    PRICE    AT JULY 31, 1998    PRICE
                     ---------------------------------------- -----------------------------
 $ 10.69--$ 16.04         7,568          8.4        $13.37          7,568         $13.37
                     ==========                               ===========

1996 Non-Employee Director Stock Option Plan

  On February 2, 1996, the 1996 Non-Employee Director Stock Option Plan (the "Director Plan") was approved by the Board of Directors. The Director Plan authorizes the issuance of a maximum of 200,000 shares of common stock. The Director Plan is administered by the Board of Directors. Under the Director Plan each non-employee director first elected to the Board of Directors after the completion of the initial public offering will receive an option for 20,000 shares on the date of his or her election. The exercise price per share for all options granted under the Director Plan will be equal to the fair market value of the common stock as of the date of grant. All options vest in three equal installments beginning on the first anniversary of the date of grant. Options under the Director Plan will expire 10 years from the date of grant and are exercisable only while the optionee is serving as a director of the Company. As of July 31, 1998, 40,000 options had been granted at exercise prices of between $5.75 and $8.69 per share and remained outstanding under the Director Plan, of which 13,333 were exercisable.

1996 Employee Stock Purchase Plan

  On February 2, 1996, the 1996 Employee Stock Purchase Plan ("1996 Purchase Plan") was adopted by the Company's Board of Directors. The 1996 Purchase Plan authorizes the issuance of a maximum of 500,000 shares of common stock and is administered by the Compensation Committee of the Board of Directors. All employees of the Company who have completed six months of service with the Company are eligible to participate in the 1996 Purchase Plan with the exception of those employees who own 5% or more of the Company's stock and directors who are not employees of the Company may not participate in this plan. Employees elect to have deducted from 1%-10% of their base compensation. The exercise price for the option is the lesser of 85% of the fair market value of the common stock on the first or last business day of the purchase period (6 months). An employee's rights under the 1996 Purchase Plan terminate upon his or her voluntary withdrawal from the Plan at any time or upon termination of employment.

                                  LYCOS, INC.

Stock-Based Compensation

     The Company has granted options to purchase shares of common stock to key employees and directors. These options vest over periods of up to five years and expire at various dates through 2007. The Company has adopted the disclosure provisions of SFAS No. 123 with respect to its stock-based compensation. The effects of applying SFAS No. 123 in this pro forma disclosure may not be representative of the effects on reported income or loss for future years. SFAS 123 does not apply to awards prior to 1995. The Company anticipates additional awards in future years. Had compensation cost for the Company's stock-based compensation plans been determined based on the grant date fair value in accordance with SFAS 123, the Company's net loss and net loss per share for the years ended July 31, 1998, 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                            AS REPORTED                       PRO FORMA
                                --------------------------------- --------------------------------
                                     NET LOSS     LOSS PER SHARE      NET LOSS      LOSS PER SHARE
                                --------------------------------- --------------------------------
Year ended July 31, 1998.......    $(96,916,563)          $(3.13)   $(103,919,264)          $(3.36)
Year ended July 31, 1997.......    $ (6,619,190)          $(0.24)   $  (7,548,626)          $(0.28)
Year ended July 31, 1996.......    $ (5,087,838)          $(0.21)   $  (5,191,133)          $(0.22)

     The grant date fair value of each stock option is estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life of four years for both the 1996 plan and the 1995 plan for all three years, expected volatility of 100% for both Plans in 1998 and 70% for both plans for 1997 and 1996, a dividend yield of 0% for both plans and a weighted average risk-free interest rate of 5.48% for both Plans in 1998 and 6.50% for the 1996 plan and 5.75% for the 1995 plan in 1997 and 1996. The weighted average grant date fair values of options granted in 1998, 1997 and 1996 were $16.47, $4.87 and $1.62, respectively. The weighted-average remaining contractual life of options outstanding at July 31, 1998 was 9.0 years.

9.   INCOME TAXES

     The company did not record any provision for federal and state income taxes through July 31, 1998. The actual tax expense for 1998, 1997 and 1996 differs from "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 34% to earnings before income taxes) as follows:

                                                          YEAR ENDED JULY 31,
                                                  -----------------------------------
                                                       1998       1997        1996
                                                  ----------- ------------ ----------
                                                             (In thousands)
Computed "expected" tax benefit                      $(32,952)   $(2,251)   $(2,035)
Nondeductible amounts and other differences:
        In Process Research and Development            31,459         --        154
        Other                                              85       (326)        --
Change in valuation allowance for deferred taxes
        allocated to income tax expense                 1,408      2,577      1,881
                                                  ----------- ------------ ----------
                                                     $     --    $    --    $    --
                                                  =========== ============ ==========

                                  LYCOS, INC.

  At July 31, 1998 and 1997 deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

                                                                                 JULY 31,
                                                                          ---------------------
(In thousands)                                                               1998       1997
                                                                          ---------   ---------
Deferred tax liabilities:
 Book over tax basis of developed technology                                $  2,806   $   250
                                                                          ----------  ---------
Total deferred liabilities                                                     2,806       250
                                                                          ----------  ---------
Deferred tax assets:
       Deferred Revenue                                                        2,169     1,823
       Reserves                                                                2,307       867
       Tax in excess of book basis for differences in equity investments       2,164     1,923
       Net operating losses and credit carryforwards                          15,979       311
       Other                                                                     594       103
                                                                          ----------  ---------
Total gross deferred tax assets                                               23,213     5,027
Less valuation allowance                                                     (20,407)   (4,777)
Net deferred tax asset                                                         2,806       250
                                                                          ----------  ---------
Net deferred income taxes                                                   $     --   $    --
                                                                          ==========  =========

  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes that sufficient uncertainty exist regarding the realizability of the deferred tax assets such that valuation allowances of $20,407,000 and $4,777,000 for July 31, 1998 and 1997
respectively, have been established for deferred tax assets.

  At July 31, 1998, the Company had approximately $38,000,000 of federal and state net operating loss carryforwards which will begin to expire in 2007 for federal purposes and 1998 for state purposes. Utilization of the net operating losses may be subject to an annual limitation imposed by change in ownership provisions of Section 382 of the Internal Revenue Code and similar state provisions.

  In accordance with FAS 109, the accounting for the tax benefits of acquired deductible temporary differences, which are not recognized at the acquisition date because a valuation allowance is established, and recognized subsequent to the acquisitions will be applied first to reduce to zero, any goodwill and other noncurrent intangible assets related to the acquisitions. Any remaining benefits would be recognized as reduction of income tax expense. As of July 31, 1998, $5,460,000 of the Company's deferred asset pertains to acquired companies, the future benefits of which will be applied first to reduce to zero any goodwill and other noncurrent intangible related to the acquisitions prior to reducing the Company's income tax expense. Deferred tax assets and related valuation allowance of approximately $10,519,000 relate to certain operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax.

  The Company's deferred tax liability relates solely to the difference in bases of acquired assets. A portion or all of net operating loss carryforwards which can be utilized in any year may be limited by changes in ownership of the Company, pursuant to Section 382 of the Internal Revenue Code and similar statutes.

                                  LYCOS, INC.

10.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following table sets forth selected quarterly financial and stock price information for the years ended July 31, 1998 and 1997. The operating results for any given quarter are not necessarily indicative of results for any future period. The Company's common stock is traded on the NASDAQ National Market System ("NASDAQ/NMS") under the symbol LCOS. Included below are the high and low sales prices (adjusted for a 2-for-1 stock split effected as of August 1, 1995) during each quarterly period for the shares of common stock as reported by NASDAQ/NMS.

                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                              ----------------------------------------------------------------------------------
                                        FISCAL 1998 QUARTER ENDED                FISCAL 1997 QUARTER ENDED
                              ----------------------------------------------------------------------------------
                                OCT. 31    JAN. 31    APR. 30    JUL. 31   OCT. 31   JAN. 31   APR. 30   JUL. 31
                              ----------------------------------------------------------------------------------
Total revenues................   $9,303    $12,603   $ 15,129    $19,025   $ 3,663   $ 5,004   $ 5,853   $ 7,753
Cost of revenues..............    1,779      2,719      4,747      3,268       741       993     1,116     1,487
Gross profit..................    7,524      9,884     10,382     15,757     2,922     4,011     4,737     6,266
Research & development
     expense..................    1,435      1,734      2,704      3,605       974       976     1,158     1,192
In-process research &
     development expense......       --         --     87,600      3,639        --        --        --        --
Sales and marketing...........    5,477      7,310     10,172     12,077     4,627     4,754     4,526     5,218
General and administrative
     expenses.................      932        990      1,508      2,200       545       693       645       836
Amortization of intangibles...      113        113        444      1,462       117       141       161       122
Operating loss................     (433)      (263)   (92,046)    (7,226)   (3,341)   (2,553)   (1,753)   (1,102)
Interest income...............      540        564        524      1,423       582       541       480       527
Net income (loss).............      107        301    (91,522)    (5,803)   (2,759)   (2,012)   (1,273)     (575)
Basic and diluted net income
(loss) per share..............   $ 0.00    $  0.00   $  (2.95)   $ (0.16)  $ (0.10)  $ (0.08)  $ (0.05)  $ (0.02)
Market Price:
 High.........................    21.00      21.00      39.57      53.63      6.38      9.38     11.38      9.63
 Low..........................     8.13      12.63      17.60      24.16      2.88      4.75      6.00      5.60

11.  RELATED PARTY TRANSACTIONS

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

  On February 9, 1996, the Company sold 183,160 shares and 80,000 shares of common stock and options to acquire 119,452 shares and 52,172 shares of Common Stock to CMU and Dr. Michael Mauldin, respectively, for an aggregate purchase price of $328,950, pursuant to the exercise of preemptive rights granted to these parties in the License Agreement. These preemptive rights were exercised in connection with the issuance of shares of common stock pertaining to the Company's acquistion of Point Communications on October 12, 1995 (see Note 4). The options granted to Dr. Mauldin and CMU have an exercise price of $1.00 per share and became fully vested upon completion of the Company's initial public offering in April 1996.

                                  LYCOS, INC.

  In addition to amounts paid to CMU in connection with the License Agreement, the Company was also required to pay to CMU an additional $525,000 pursuant to two licenses granted by CMU which were assigned to the Company. As of July 31, 1998, the Company had paid an aggregate of $400,000 to CMU pursuant to these licenses.

  In April 1998 the remaining carrying value of the License Agreement of approximately $831,000 was written off as it was not considered to have any remaining future economic benefit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on December 16, 1998. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401 (b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

  (a)  Financial Statements and Schedules

       The Financial Statements and Schedules filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

  (b)  Reports on Form 8-K

       The following reports on Form 8-K were filed during the quarter ended July 31, 1998:

       On May 1, 1998, the Company filed a Form 8-K (as amended by Form 8-K/A filed on May 15, 1998) pursuant to Items 2 and 7 of such Form regarding its acquisition of WiseWire, Inc.

       On June 30, 1998, the Company filed a Form 8-K pursuant to Item 2 and 7 of such Form regarding its acquisition of GuestWorld, Inc.

  (c)  List of Exhibits


 EXHIBIT
 NUMBER                         DESCRIPTION OF EXHIBIT
 -------  ----------------------------------------------------------------------
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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
--------   ---------------------------------------------------------------------
10.13* Consulting, Non-Compete, Invention and Non-Disclosure Agreement between the Company and Dr. Mauldin, dated June 16, 1995.
10.14* Non-Competition, Non-Disclosure and Developments Agreement between Point Communications Corporation and Christopher Kitze, dated October 12, 1995.
10.15* Letter Agreement between Robert J. Davis and the Company dated October 12, 1995.
10.16*     Lycos, Inc. 1995 Stock Option Plan.
10.17*     Lycos, Inc. 1996 Stock Option Plan.
10.18*     Lycos, Inc. 1996 Non-Employee Director Stock Option Plan.
10.19*     Lycos, Inc. 1996 Employee Stock Purchase Plan.
10.20* Option Agreement between the Company and Christopher Kitze, dated October 12, 1995.
10.21* Option Agreement between the Company and Dr. Mauldin, dated February 9, 1996.
10.22*     Option Agreement between the Company and CMU, dated February 9, 1996.
10.23* Letter Agreement between Fleet Bank of Massachusetts, N.A. and the Company, dated January 31, 1996.
10.24* Office lease between Everett Realty Company and Point Communications, dated July 13, 1995.
10.25* Office lease between Rosewood III Associates, L.P. and the Company, dated August 29, 1995, as amended.
10.26*     Office lease between Wilpen, Inc. and the Company dated October 19,
           1995.
10.27*     Form of Indemnity Agreement.
10.28* Amendment to License Agreement among CMU, CMGI and the Company, dated March 4, 1996.
10.29** Agreement between the Company and Netscape Communications Corporation dated as of March 29, 1996.
10.30***+  Agreement between the Company and Netscape Communications Corporation dated as of April 1, 1997.
10.31***+  Agreement between the Company and Bertelsmann Internet Services GmbH dated as of May 1, 1997.
10.32***+  Agreement between the Company and GTE New Media Services dated as of
           November 18, 1996.
10.33*** Office sublease between Praxis International and the Company dated December 4, 1996.
10.34+ Agreement between the Company and BarnesandNoble.com, Inc. dated July 31, 1997.
10.35****  Leggat McCall Properties Lease, dated January 30, 1998.
10.36****+ Agreement between the Company and Netscape Communications Corporation dated as of May 19, 1998.
11.1       Computation of Shares Used in Computing Net Loss Per Share.
21.1*      Subsidiaries of the Company.
23.1       Consent of KPMG Peat Marwick LLP.
27         Financial Data Schedule.

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-1354).
** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1996.
***  Incorporated by reference from the Company's Quarterly Report on Form
     10-Q for the quarterly period ended April 30, 1997.
**** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1998.
+ Confidential material omitted and filed separately with the Securities and Exchange Commission.

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

Date: October 26, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                         TITLE                       DATE
---------------------------  ----------------------------------  ----------------
/s/ Robert J. Davis          President, Chief Executive Officer  October 26, 1998
--------------------------   (Principal Executive Officer) and
       Robert J. Davis       Director

/s/ Edward M. Philip         Chief Operating Officer, Chief      October 26, 1998
--------------------------   Financial Officer (Principal
     Edward M. Philip        Financial Officer), Accounting
                             Officer and Secretary

/s/ David S. Wetherell       Director                            October 26, 1998
--------------------------
       David S. Wetherell

/s/ Daniel J. Nova           Director                            October 26, 1998
--------------------------
     Daniel J. Nova

/s/ John M. Connors, Jr.     Director                            October 26, 1998
--------------------------
     John M. Connors, Jr.

/s/ Richard Sabot            Director                            October 26, 1998
--------------------------
      Richard Sabot