Form 10-Q
period 1998-10-31
LYCOS INC
filed 1998-12-14
CIK 1007992

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended October 31, 1998

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

 X   Yes       No
---       ---


  The number of shares outstanding of the registrant's Common Stock as of November 30, 1998 was 42,942,234.

                                  LYCOS, INC.

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

ITEM 1    Unaudited Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
          October 31, 1998 and July 31, 1998..............................    3

          Condensed Consolidated Statements of Operations
          Three months ended October 31, 1998 and 1997....................    4

          Condensed Consolidated Statements of Cash Flows
          Three months ended October 31, 1998 and 1997....................    5

          Notes to Condensed Consolidated Financial Statements............    7

ITEM 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   12

PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings...............................................   16

ITEM 2    Changes in Securities...........................................   16

ITEM 3    Defaults Upon Senior Securities.................................   16

ITEM 4    Submission of Matters to a Vote of Securities Holders...........   16

ITEM 5    Other Information...............................................   16

ITEM 6    Exhibits and Reports on Form 8-K................................   16

          Signature.......................................................   17

                                  LYCOS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                               OCTOBER 31,               JULY 31,
                                                                                  1998                    1998
                                                                           -----------------      ------------------
                                                                               (UNAUDITED)
                                      ASSETS
Current assets:
  Cash and cash equivalents................................................    $ 140,771,169           $ 153,728,200
  Accounts receivable, net.................................................       15,906,633              10,958,470
  License fees receivable..................................................       27,099,167              30,223,986
  Prepaid expenses.........................................................       18,627,723               5,559,842
  Other current assets.....................................................          636,352                 326,292
                                                                               -------------           -------------
     Total current assets..................................................      203,041,044             200,796,790
                                                                               -------------           -------------

Property and equipment, less accumulated depreciation......................        6,155,196               3,960,059
Long-term license fees receivable..........................................       25,625,000              21,537,371
Investments................................................................        8,427,416               8,874,568
Intangible assets, net.....................................................      148,436,383              10,310,475
Other assets...............................................................        4,809,929               3,278,994
                                                                               -------------           -------------
     Total assets..........................................................    $ 396,494,968           $ 248,758,257
                                                                               =============           =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................    $   3,019,042           $   4,873,302
  Accrued expenses.........................................................       15,457,660              17,277,168
  Deferred revenues........................................................       32,879,177              30,730,390
  Billings in excess of revenues...........................................          800,041                 681,849
  Current portion of long-term debt........................................        1,538,469                 171,783
                                                                               -------------           -------------
     Total current liabilities.............................................       53,694,389              53,734,492

Deferred revenues..........................................................       28,395,581              26,159,754
Long-term debt, less current portion.......................................        1,445,323                 140,749
Deferred income taxes......................................................           31,667                  36,667
                                                                               -------------           -------------
                                                                                  29,872,571              26,337,170

Commitments and contingencies                                                             --                      --

Stockholders' equity:
  Common stock.............................................................          433,611                 389,917
  Additional paid-in capital...............................................      436,889,126             278,126,583
  Treasury stock, at cost..................................................         (984,596)               (984,596)
  Deferred compensation....................................................         (104,705)               (116,339)
  Accumulated deficit......................................................     (123,385,284)           (108,728,970)
Accumulated other comprehensive income.....................................           79,856                      --
                                                                               -------------           -------------
     Total stockholders' equity............................................      312,928,008             168,686,595
                                                                               -------------           -------------
     Total liabilities and stockholders' equity............................    $ 396,494,968           $ 248,758,257
                                                                               =============           =============

    See accompanying notes to condensed consolidated financial statements.

                                  LYCOS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                        THREE MONTHS            THREE MONTHS
                                                                            ENDED                   ENDED
                                                                        OCTOBER 31,              OCTOBER 31,
                                                                            1998                    1997
                                                                    -------------------      ------------------
REVENUES:
  Advertising.......................................................   $ 17,274,840             $ 6,409,033
  Electronic commerce, license and other............................      7,509,279               2,894,119
                                                                       ------------             -----------
     Total revenues.................................................     24,784,119               9,303,152
Cost of revenues....................................................      5,300,325               1,779,382
                                                                       ------------             -----------
     Gross profit...................................................     19,483,794               7,523,770
Operating expenses:
  Research and development..........................................      5,303,566              1, 434,535
  In process research and development...............................     15,400,000                      --
  Sales and marketing...............................................     16,170,301               5,476,746
  General and administrative........................................      2,486,226                 931,779
  Amortization of intangible assets.................................      6,796,266                 113,422
                                                                       ------------             -----------
     Total operating expenses.......................................     46,156,359               7,956,482
                                                                       ------------             -----------
Operating loss......................................................    (26,672,565)               (432,712)
Interest income, net................................................      1,896,420                 540,192
Gain on sale of investments.........................................     10,119,831                      --
                                                                       ------------             -----------
Net income (loss)...................................................   $(14,656,314)            $   107,480
                                                                       ============             ===========
Basic and diluted net income (loss) per share.......................   $      (0.35)            $      0.00
                                                                       ============             ===========
Shares used in computing net income (loss) per share:
     Basic..........................................................     41,909,950              28,185,860
                                                                       ============             ===========
     Diluted........................................................     41,909,950              29,363,952
                                                                       ============             ===========


    See accompanying notes to condensed consolidated financial statements.

                                  LYCOS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        THREE MONTHS           THREE MONTHS
                                                                           ENDED                  ENDED
                                                                        OCTOBER 31,            OCTOBER 31,
                                                                            1998                   1997
                                                                    -----------------      -----------------
OPERATING ACTIVITIES
Net income (loss)...................................................     $(14,656,314)           $   107,480
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Amortization of deferred compensation.............................           11,634                 34,196
  Depreciation......................................................          885,683                261,344
  Amortization of intangible assets.................................        6,796,266                106,787
  Allowance for doubtful accounts...................................         (107,018)               105,021
  Gain on sale of investments.......................................      (10,119,831)                    --
  In-process research and development expense.......................       15,400,000                     --
  Deferred income taxes.............................................           (5,000)                (5,000)
Changes in operating assets and liabilities:
  Accounts receivable...............................................       (2,495,311)              (763,452)
  License fees receivable...........................................         (962,810)              (386,340)
  Prepaid expenses..................................................      (11,769,432)              (548,607)
  Other current assets..............................................         (306,019)              (695,541)
  Other assets......................................................       (1,505,584)                    --
  Accounts payable..................................................       (3,442,969)             1,618,132
  Accrued expenses..................................................       (3,480,814)              (898,925)
  Deferred revenues.................................................        2,438,932              1,527,776
  Billings in excess of revenues....................................          118,192               (760,471)
  Due to related parties............................................               --                  5,401
                                                                         ------------            -----------
Net cash used in operating activities...............................      (23,200,395)              (292,199)
                                                                         ------------            -----------

INVESTING ACTIVITIES
Purchase of property and equipment..................................         (166,423)              (103,145)
Acquisition costs paid..............................................       (1,114,101)                    --
Cash proceeds from sale of investment...............................       12,158,790                     --
Cash acquired through acquisitions..................................        1,906,467                     --
Investment in affiliates............................................       (1,511,951)                    --
                                                                         ------------            -----------
Net cash provided by (used in) investing activities.................       11,272,782               (103,145)
                                                                         ------------            -----------

FINANCING ACTIVITIES
Proceeds from exercise of stock options.............................          778,953                646,453
Proceeds from issuance of common stock under ESPP...................           82,522                     --
Proceeds from note receivable.......................................          623,438                     --
Payments on notes payable...........................................       (2,514,331)                    --
                                                                         ------------            -----------
Cash provided by (used in) financing activities.....................       (1,029,418)               646,453
                                                                         ------------            -----------
Net increase (decrease) in cash and cash equivalents................      (12,957,031)               251,109
                                                                         ------------            -----------
Cash and cash equivalents at beginning of period....................      153,728,200             40,766,258
                                                                         ------------            -----------
Cash and cash equivalents at end of period..........................     $140,771,169            $41,017,367
                                                                         ============            ===========


     See accompanying notes to condensed consolidated financial statements.

                                  LYCOS, INC.

                                  (UNAUDITED)



                                                                     THREE MONTHS            THREE MONTHS
                                                                         ENDED                   ENDED
                                                                      OCTOBER 31,             OCTOBER 31,
                                                                         1998                    1997
                                                                 -------------------     -------------------
Schedule of non-cash financing and investing activities:
Issuance of common stock upon acquisition
  of WhoWhere? Inc...............................................       $157,994,762             $        --
 Assets and liabilities recorded upon acquisition
  Of WhoWhere? Inc.;
  Accounts receivable............................................          2,345,834                      --
  Prepaids.......................................................          1,302,490                      --
  Property and equipment.........................................          2,914,397                      --
  Notes receivable...............................................            623,438                      --
  Other assets...................................................             25,351                      --
  Notes payable..................................................          5,185,591                      --
  Accounts payable...............................................          1,588,709                      --
  Accrued expenses...............................................          1,661,306                      --
  Deferred revenues..............................................          1,945,682                      --


     See accompanying notes to condensed consolidated financial statements.

                                  LYCOS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   THE COMPANY AND BASIS OF PRESENTATION

  Lycos, Inc., ("Lycos" or the "Company") is a global Internet navigation and community network that offers globally branded media properties and aggregated content distributed primarily through the Web. Under the "Lycos Network" brand, Lycos provides guides to online content, aggregated third-party content, Web search and directory services and community and personalization features. Lycos seeks to draw a large number of viewers to its Websites by providing multiple destinations for identifying, selecting and accessing resources, services, content and information on the Web. The Company was formed in June 1995 by CMG@Ventures L.P., a wholly-owned subsidiary of CMG Information Services. The Company operates in one industry segment, generating revenue from selling advertising, electronic commerce and licensing its products and services. The Company's fiscal year end is July 31.

  The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinon of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Certain information and related footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.


2.  REVENUE RECOGNITION

  The Company's advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a number of impressions for a fixed fee or on a per impression basis with an established minimum fee. Revenues from advertising are recognized as the services are performed.

  Electronic commerce revenues are derived principally from "slotting fees" paid for selective positioning and promotion within the Company's suite of products as well as from royalties from the sale of goods and services from the Company's Websites. The Company's license and product revenues are derived principally from product licensing fees and fees from maintanance and support of its products. Electronic commerce, license and product revenues are generally recognized upon delivery provided that no significant Company obligations remain and collection of the receivable is probable. In cases where there are significant remaining obligations, the Company defers such revenue until those obligations are satisfied. Fees from maintenance and support of the Company's products including revenues bundled with the initial licensing fees are deferred and recognized ratably over the service period.

  Deferred revenues are comprised of license and electronic commerce fees to be earned in the future on noncancelable agreements at the balance sheet date.

                                  LYCOS, INC.

3. INVESTMENTS

  The Company's investments include those in which its ownership is less than 20%, and are not majority-owned or controlled, and are recorded at cost. In March, 1998, the Company acquired a 9.9% interest in GlobeComm, Inc. (iName), a leading global provider of free Web-based e-mail products, in exchange for shares of the Company's Common Stock valued at $4.0 million at the time of the transaction. Lycos utilizes GlobeComm's e-mail products to provide free Web based e-mail to Lycos users. Additionally, in April 1998, the Company acquired an approximate 14% ownership stake in Sage Enterprises, Inc. (PlanetAll) which, at the time, was owned 29% by CMGI, a related party, in exchange for shares of the Company's Common Stock valued at $2.5 million at the time of the transaction. Launched in November 1997, PlanetAll provides through the Internet free core contact management services.

  In August 1998, pursuant to an Agreement and Plan of Merger, Amazon.com acquired all of the outstanding capital stock of PlanetAll for approximately 800,000 shares of Amazon.com common stock valued at approximately $87 million. Of the total 800,000 shares issued by Amazon.com, the Company received 107,376 shares valued at approximately $12.8 million at the time of acquisition in exchange for its shares of PlanetAll, resulting in a gain of $10.1 million in the quarter ended October 31, 1998. The Company has 10,737 shares of Amazon.com remaining at October 31, 1998, which are subject to escrow restrictions that expire in August 1999.

4.  COMPREHENSIVE INCOME (LOSS)

  The Company adopted Statement of Financial Accounting Standard No. 130 (SFAS
130), "Reporting Comprehensive Income" during the quarter ended October 31, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities.
For the quarter ended October 31, 1998, comprehensive loss was $14,576,458. The difference between net loss and comprehensive loss for the quarter is due to $79,856 of unrealized gains on marketable securities classified as available-for-sale. The Company had no "other comprehensive income" items in the quarter ended October 31, 1997.

5.  LONG-TERM DEBT

  Upon acquisition of WhoWhere? Corporation on August 13, 1998 (see Note 9), the Company assumed a $1.5 million note payable to a bank, $1.5 million in capital lease obligations, and $2.2 million in notes payable to the former stockholders of Angelfire, a company acquired by WhoWhere? in October 1997. In September 1998, the Company paid off the $1.5 million note payable to a bank in full. As of October 31, 1998, $1,422,852 of principal remains under the capital lease obligations, of which $489,493 is classified as a current liability. The capital lease obligations require principal and interest payments through December 2001, bear interest at various rates from 9% to 15.7%, and are collateralized by the certain of the Company's property and equipment. As of October 31, 1998, $1,290,416 remains outstanding under the notes payable to the former stockholders of Angelfire, of which $877,193 is classified as a current liability. The notes mature on October 17, 2000, bear interest at 7%, and are collateralized by substantially all of the assets of WhoWhere?.

  Long-term debt also includes a senior loan assumed upon the acquisition of WiseWire. As of October 31, 1998, the loan has an outstanding balance of $270,524, of which $171,783 is classified as a current liability. The senior loan and security agreement cannot exceed $750,000, bears interest at 18.4%, and is collateralized by certain of the Company's computer equipment. The existing promissory note requires 36 monthly principal and interest payments of $16,216 through January 1, 2000, and a final payment equal to the then fair market value of the collateral at that time as determined by the lender, but not less than 10% of the original loan, or, at the Company's option, 6 additional monthly payments of $16,216 through July 1, 2000. Prepayments are not permitted under the terms of the loan agreement.

                                  LYCOS, INC.

6.   COMMITMENTS AND CONTINGENCIES

  The Company leases its facilities and certain other equipment under operating lease agreements expiring through 2004. Future noncancelable minimum payments under these leases for each fiscal year are as follows:

                  1999                        $ 8,409,663
                  2000                          5,934,501
                  2001                          3,615,590
                  2002                          3,402,195
                  2003                          2,384,660
                  Thereafter                    1,228,522
                                              -----------
                                              $24,975,131
                                              ===========

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially effect the financial position, results of operations or cash flows of the Company.


7. STOCK SPLIT

  In July 1998, the Company's Board of Directors approved a two-for-one common stock split. Shareholders of record on August 14, 1998 (the record date) were entitled to one additional share of the Company's common stock for every share held on August 25, 1998. All share and per share amounts presented in the condensed consolidated financial statements have been restated to reflect the stock split.


8. SIGNIFICANT AGREEMENTS

  During the quarter, the Company paid approximately $19 million under contracts to provide search and navigation services between June 1998 and September 1999 (the "Premier Provider Agreements"). The Company recognizes the cost of the Premier Provider Agreements ratably over the one year terms, with the cost included in sales and marketing expense.


9. ACQUISITIONS

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

  The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for WhoWhere? were included with those of the Company beginning on August 13, 1998, the date of acquisition.

                                  LYCOS, INC.

9. ACQUISITIONS (continued)

  In the Merger, all outstanding shares of Common Stock and Preferred Stock of WhoWhere? were converted into an aggregate of 3,770,254 shares of Common Stock , par value $.01 per share, of the Company (the "Lycos Common Stock"), and all outstanding options and warrants to purchase Common Stock or Preferred Stock of WhoWhere? were assumed by the Company and became options or warrants to purchase an aggregate of 1,335,244 shares of Lycos Common Stock.

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

The purchase price was allocated as follows:

 In-process research and development                            $ 15,400,000
 Developed technology, goodwill and
    other intangibles                                            144,922,174
 Other assets, principally cash and equipment                      9,117,977
 Liabilities assumed                                             (10,381,288)
                                                                ------------
         Purchase price                                         $159,058,863
                                                                ============


  Pro forma financial information for the three months ended October 31, 1998 is not materially different than the Company's actual consolidated results as reported. Unaudited combined pro forma financial information for the three months ended October 31, 1997, assuming the WhoWhere? acquisition had occurred on August 1, 1997, would have resulted in net revenues of $10.1 million, net loss of $11.7 million, and basic and diluted loss per share of $0.35. The pro forma net loss includes amortization of developed technology, goodwill and other intangible assets of $7.8 million for the three months ended October 31, 1997. The unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the actual results of operations had the acquisition occurred on August 1, 1997, nor the results of any future period.

  Upon consummation of the WhoWhere? acquisition, the Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. Each of these activities were evaluated as of the acquisition date to determine their stage of development and related fair value. The Company's review, as of the acquisition date, indicated that $15.4 million of in-process research and development had not reached a state of technological feasibility and had no evidence of alternative future use. In the case of in-process projects, the Company made estimates to quantify the cost-to-complete for each project, identifying the project date of introduction, the estimated life of the project, the project's "fit" within the Company's own in-process research projects, the revenues to be generated in each future period and the corresponding operating expenses and other charges to apply to this revenue stream. In order to determine the value of the earnings stream attributable to the in-process research and development, the excess earnings from the projects were calculated by deducting the earnings stream attributable to all other assets including working capital and tangible assets. Based upon these assumptions, after-tax cash flows attributable to the in-process projects were determined, appropriately discounted back to its respective net present value, taking into account the uncertainty surrounding the successful development of the purchased in-process projects.

                                  LYCOS, INC.

9. ACQUISITIONS (continued)

  In the case of in-process technology, fair values of the corresponding technologies were determined by the Income Approach which included both a discounted future earnings methodology and a relief from royalty methodology. Under these methodologies, the value of the in-process technology is comprised of the total present value of the future earnings stream attributable to the technology throughout its anticipated life. An adjustment to the value of certain in-process research and development projects has been applied based on a percentage of completion formula.

Acquisition of Wired Ventures, Inc.

  On October 5, 1998, the Company entered into a definitive merger agreement to acquire Wired Ventures Inc. ("Wired") in a stock-for-stock transaction. The transaction will be accounted for under the purchase method of accounting, and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on their respective fair values. Intangible assets will be amortized over a period of five years. The merger is subject to several conditions, including approval of Wired's shareholders and the Federal Trade Commission. The Company has filed a Registration Statement on Form S-4, which is pending the approval of the Securities and Exchange Commission, with respect to the registration of the shares of Lycos Common Stock to be issued in the merger.

  The following represents the preliminary allocation of the purchase price over the historical net book values of the acquired assets and liabilities of Wired at September 30, 1998, and is presented for illustrative purposes only. Actual fair values will be based on financial information as of the acquisition date. Based on preliminary estimates, approximately $1 million to $5 million of the purchase price will be allocated to in-process research and development expense which will be charged to operations during the quarter in which the merger agreement is consummated. For the purpose of the following presentation, $5 million was used as the amount of acquired in-process research and development. The following illustration assumes the Company issues approximately 2.2 million shares at $42.86 per share, which represents the maximum share price subject to the collar contained in the merger agreement. The following illustration also assumes that the Wired cash balance will be paid by the Company in cash.

     The estimated purchase price is expected to be allocated as follows:

         Developed technology, goodwill and other
            intangible assets                                   $101,253,000
         In-process research and development                       5,000,000
         Other assets, principally cash                           59,493,000
         Liabilities assumed                                     (19,905,000)
                                                                ------------
                                                                $145,841,000
                                                                ============


10.   RECLASSIFICATIONS

  Certain amounts in the quarter ended October 31, 1997 have been reclassified to permit comparison to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the "Factors Affecting the Company's Business, Operating Results and Financial Condition"
section included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 1998.


RESULTS OF OPERATIONS

  Total Revenues     Total revenues for the three months ended October 31, 1998 increased 166% to $24.8 million from $9.3 million for the three months ended October 31, 1997, as a result of the growth in the number of advertisers. As of October 31, 1998, deferred revenues, including billings in excess of revenues, increased to $62.1 million, compare to $57.6 million at July 31, 1998, attributable to advertising contracts and guaranteed commitments under license and electronic commerce agreements for which there are significant obligations of the Company remaining.

  Advertising Revenues     Advertising revenues increased 170% to $17.3 million
for the three months ended October 31, 1998, representing 70% of total revenues, as compared to advertising revenues of $6.4 million for the three months ended October 31, 1997, which represented 69% of total revenues. The top ten customers accounted for 21% of advertising revenues in the quarter ended October 31, 1998 as compared to 31% of advertising revenues in the quarter ended October 31, 1997. The increase in advertising revenue was attributable primarily to an increase in the number of advertisers.

  The Company currently derives a substantial portion of its revenues from the sale of advertisements on its Websites, primarily through banner advertisements and sponsorships. Advertising contracts are primarily sold as: (1) a "run of site" contract under which a customer is guaranteed a number of impressions; (2) a "key word" contract in which a customer purchases the right to advertise in connection with specified word searches; or (3) a "targeted" contract where the customer purchases a specified number of impressions in one of the targeted categories or on a specified page or service.

  Electronic Commerce, Licensing and Other Revenues     Electronic commerce,
licensing and other revenues increased 159% to $7.5 million for the three months ended October 31, 1998, representing 30% of total revenues as compared to $2.9 million for the three months ended October 31, 1997, representing 31% of total revenues. The increase in electronic commerce, licensing and other revenue is attributable primarily to the addition of several new partners including, among others, AT&T and Preview Travel.

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

  Cost of Revenues     Cost of revenues totaled $5.3 million for the quarter
ended October 31, 1998, representing 21% of total revenues, as compared to $1.8 million in the quarter ended October 31, 1997, which represented 19% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing maintenance and support of the Company's products and services, including compensation, consulting fees, equipment costs, networking and other related indirect costs.

OPERATING EXPENSES

  Research and Development     Research and development expenses totaled $5.3
million for the three months ended October 31, 1998, representing 21% of total revenues as compared to $1.4 million for the three months ended October 31, 1997, or 15% of total revenues. Research and development expenses consist primarily of equipment and salary costs. The overall increase in research and development expenses was primarily due to increased engineering staffing to continue to develop and enhance the Company's expanded product offerings.

  With the exception of technology acquired in the Tripod and WiseWire acquisitions, all research and development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company expects to continue to commit substantial resources to research and development in the future.

  In-process Research and Development     Upon consummation of the WhoWhere?
acquisition, the Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. Each of these activities were evaluated as of the acquisition date to determine their stage of development and related fair value. The Company's review, as of the acquisition date, indicated that $15.4 million of in-process research and development had not reached a state of technological feasibility and had no evidence of alternative future use. In the case of in-process projects, the Company made estimates to quantify the cost-to-complete for each project, identifying the project date of introduction, the estimated life of the project, the project's "fit" within the Company's own in-process research projects, the revenues to be generated in each future period and the corresponding operating expenses and other charges to apply to this revenue stream. In order to determine the value of the earnings stream attributable to the in-process research and development, the excess earnings from the projects were calculated by deducting the earnings stream attributable to all other assets including working capital and tangible assets. Based upon these assumptions, after-tax cash flows attributable to the in-process projects were determined, appropriately discounted back to its respective net present value, taking into account the uncertainty surrounding the successful development of the purchased in-process projects.

  In the case of in-process technology, fair values of the corresponding technologies were determined by the Income Approach which included both a discounted future earnings methodology and a relief from royalty methodology. Under these methodologies, the value of the in-process technology is comprised of the total present value of the future earnings stream attributable to the technology throughout its anticipated life. An adjustment to the value of certain in-process research and development projects has been applied based on a percentage of completion formula.

  Sales and Marketing     Sales and marketing expenses totaled $16.2 million for
the three months ended October 31, 1998, representing 65% of total revenues, as compared to $5.5 million for the three months ended October 31, 1997, representing 59% of total revenues. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions associated with higher sales, and expenses pertaining to the Company's advertising, marketing and public relations campaigns. Sales and marketing expenses also includes the cost of the Company's Premier Provider Agreements, as further described below. The Company expects continued increases in sales and marketing expenses in future periods.

  During the quarter, the Company paid approximately $19 million under Premier Provider Agreements to provide search and navigation services between June 1998 and September 1999. The Company recognizes the cost of the Premier Provider Agreements ratably over the one year terms, with the cost included in sales and marketing expense.

  General and Administrative     General and administrative expenses totaled
$2.5 million for the three months ended October 31, 1998, representing 10% of total revenues, as compared to $932,000 for the three months ended October 31, 1997, representing 10% of total revenues. General and administrative expenses consist primarily of compensation, rent expenses and fees for professional services. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel, installation of information systems and increased costs for professional services.

  Amortization of Intangible Assets     Amortization of intangible assets was
approximately $6.8 million for the three months ended October 31, 1998 versus $113,000 for the three months ended October 31, 1997. The increase is attributable to increased amortization related to developed technology and goodwill and other intangible assets recorded upon the acquisitions of WhoWhere?, Tripod, WiseWire and GuestWorld.

  Interest Income, Net     Net interest income was approximately $1.9 million
for the three months ended October 31, 1998 versus $540,000 for the three months ended October 31, 1997. Interest income is generated from investment of the Company's cash equivalents. The $1.4 million increase in interest income reflects the investment of the net proceeds of the Company's secondary stock offering in June 1998. Interest expense was not significant in either period.

  Gain on sale of Investments     In August 1998, pursuant to an Agreement and
Plan of Merger, Amazon.com acquired all of the outstanding capital stock of PlanetAll for approximately 800,000 shares of Amazon.com common stock valued at approximately $87 million. Of the total 800,000 shares issued by Amazon.com, the Company received 107,376 shares valued at approximately $12.8 million at the time of acquisition in exchange for its shares of PlanetAll, resulting in a gain of $10.1 million in the quarter ended October 31, 1998. The Company has 10,737 shares of Amazon.com remaining at October 31, 1998, which are subject to escrow restrictions that expire in August 1999.

FACTORS WHICH MAY AFFECT FUTURE OPERATIONS

  There are a number of business factors which singularly or combined may affect the Company's future operating results. These factors include dependence on third party relationships to create traffic on the Company's websites, dependence on major customers, dependence on advertising revenues, dependence on the Internet, rapid technological change, competition and variability of quarterly results, which have been outlined in the Company's 1998 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

  At October 31, 1998, the Company had cash and cash equivalents of approximately $140.8 million. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper.

  The Company used cash from operations of approximately $23.2 million during the three months ended October 31, 1998, due primarily to increases in prepaid expenses pertaining to the Company's Premier Provider Agreements paid during the quarter. The Company's primary investing activity during the quarter pertains to the cash proceeds received from the sale of Amazon.com common stock as discussed above.

  As of October 31, 1998 the Company is committed to noncancelable minimum payments totaling $25 million under operating lease agreements that expire at various times through 2004.

  At October 31, 1998, the Company had deferred revenues of $61.3 million representing primarily license fees to be earned in the future on noncancelable license agreements. In addition, the Company had billings in excess of revenues from advertising contracts of $800,000 at October 31, 1998.

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

  State of Readiness     The Company has evaluated the year 2000 readiness of
the hardware and software products sold by the Company ("Products"), the information technology systems used in its operations ("IT Systems"), and its non-IT Systems, such as building security, voice mail and other systems. The Company's evaluation covered the following phases: (i) identification of all Products, IT Systems, and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of year 2000 failures. The evaluation was completed in 1998. Based on this evaluation, the Company believes it is year 2000 compliant.

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

  Costs     To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating its software, the current versions of its products, and year 2000 compliance matters generally.

  Contingency Plan     The Company has not developed a year 2000-specific
contingency plan. If year 2000 compliance issues are discovered, the Company then will evaluate the need for contingency plans relating to such issues.

                                    PART II

ITEM 1.  Legal Proceedings

         On November 5, 1998, Labrador Software, Inc. filed a lawsuit in the United State District Court for the District of Massachusetts against Lycos alleging Lycos violated several of Labrador's rights under 15 U.S.C. 1125, and Massachusetts statutory and common law. More specifically, Labrador alleges that Lycos' current advertising campaign featuring a black labrador retriever retrieving information on the Internet constitutes: (1) both unfair competition and trademark infringement under both federal and common law; (2) injury to Labrador's business reputation and trademark dilution under Massachusetts statutory and common law; and (3) unfair and deceptive trade practices under Massachusetts statutory law. Labrador requested that the court issue a temporary restraining order restraining Lycos from selling or advertising the Lycos products and services under the current advertising campaign, which request the court denied. Lycos is vigorously defending against the lawsuit and does not believe the outcome would have a material adverse effect on its business, financial condition, results of operations or cash flows.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially effect the financial position, results of operations or cash flows of the Company.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         A special meeting of the stockholders of the Company was held on August 13, 1998. The purpose of the meeting was to consider a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of shares of authorized common stock, par value $.01 per share, from 40,000,000 to 100,000,000 shares. 16,353,506 shares were cast in favor of the proposal, while 351,313 were cast against the proposal. There were 22,281 abstentions.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 11.1: Statement of Computation of Basic and Diluted Net Income (Loss) Per Share herein included on page 17.

         Exhibit 27.1: Financial Data Schedule

         (b) The following reports on Form 8-K were filed during the quarter ended October 31, 1998:

             On August 11, 1998 and August 13, 1998 the Company filed current reports on Form 8-K reporting the Agreement and Plan of Merger with WhoWhere?. On October 27, 1998 the Company filed a Form 8-K/A which amended the Company's current reports on Form 8-K originally filed on August 11, 1998 and August 13, 1998.

             On October 20, 1998 the Company filed a current report on Form 8-K reporting the Agreement and Plan of Merger with Wired Ventures.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LYCOS, INC.


Date:  December 14, 1998          By: /s/ Edward M. Philip
                                      ------------------------------------
                                      Edward M. Philip
                                      Chief Operating Officer and
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                       Officer, Authorized Officer)