Form 10-K/A
period 1998-07-31
LYCOS INC
filed 1999-02-02
CIK 1007992

================================================================================

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

                        1998 FORM 10-K/A ANNUAL REPORT

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

                                      (i)

THIS ANNUAL REPORT ON FORM 10-K/A ("REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH IN THIS ANNUAL REPORT UNDER THE HEADINGS "FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION".

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

The Lycos search and indexing technology was developed at Carnegie Mellon University ("CMU"). In June 1995, the Company entered into a license agreement with CMU (the "License Agreement") pursuant to which CMU granted to the Company a perpetual, worldwide right to use and sub-license the Lycos search and indexing technology and the Lycos Catalog and other intellectual property rights associated therewith, including the "Lycos" and "The Lycos Catalog of the Internet" trademarks and the domain name lycos.com, subject to the payment of certain specified royalties. The license has been granted to the Company on an exclusive basis, but is non-exclusive with respect to certain subcomponents of the licensed technology. None of the nonexclusive subcomponents of this technology are vital to the overall operation of the Company. The key search and indexing technology underlying the Lycos Catalog, as well as the Lycos Catalog and Lycos trademarks and logo, are licensed to or owned by CMU and licensed to the Company pursuant to the License Agreement.

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

  In-process research and development. During 1998, the Company initiated a strategy of purchasing selected technologies as opposed to developing the products in-house, in an effort to enhance the speed with which the Company could bring new product offerings to market. From February 1998 through July 1998, the Company purchased two such technologies of significance: (1) homepage building tools from Tripod, Inc. in February 1998; and (2) automated directory services from WiseWire, Inc. in April 1998. Each of these companies were in early stages of development, had yet to develop any significant revenue streams and had devoted most of its efforts to date in the development of new technologies for the Internet. As a result of acquisitions during 1998, the Company recorded an in-process research and development charge of $91.2 million, representing the purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use.

  Subsequent to the end of its fiscal year end, the Company continued its acquisition strategy. However, whereas the previous acquisitions had focused on purchasing technologies, the addition of WhoWhere, Inc. in August 1998 and Wired Ventures, Inc. in October 1998 centered around adding new users as well as a suite of more established products and services to the Company's product offerings. This change in focus was part of the Company's strategic initiative to change the Company from a technology focus to a mass market media company. As a result of these two acquisitions, the Company is expected to record an in-process research and development charge of approximately $20.4 million, representing the purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use.

  The following is a description of each of the Company's acquisitions, including a summary of all major in-process research and development projects at the time of acquisition. The technologies described below for each acquisition have been determined to be in-process research and development assets. These technologies have not reached a state of technological feasibility as of the acquisition date, nor do they exhibit any alternative future use or uses as determined by management.

Tripod, Inc.
------------

  Lycos acquired Tripod, Inc., on February 12, 1998 for total purchase consideration of $61.4 million. The portion of the purchase price allocated to in-process research and development was $51.6 million or approximately 84% of the total purchase price. At the acquisition date, Tripod's major in-process project was the development of an advanced Home Page Building (HPB) technology and related web site management infrastructure to integrate and support this new HPB technology. The objective of the project was to develop and package a community building technology product that could be licensed to other companies to build and manage their own community-oriented sites. The new HPB technology was designed to build everything from simple web pages to complex web sites. Beyond the basic technology, the in-process HPB technology would offer two important features: plug-ins and templates. Plug-ins provide new interactive software tools to homepage builders without altering the basic HPB technology. For instance, plug-ins can enable users to easily add games, quizzes, e-commerce capabilities and other interactive elements to their homepages. The HPB technology will also provide multiple template types, allowing a user to fill in a web form and build an electronic brochure without learning the HTML programming language.

  At the date of acquisition, management estimated that completion of the HPB technology product would be accomplished by May 31, 1998. The initial development effort to create a licensable HPB technology product had commenced in June, 1997. The major obstacle to launching the product was completing software development, integrating the various components into a functional online system, completing the Application Programming Interface (API) and the development of a user interface. At the acquisition date, the new HPB technology product had not reached a completed prototype stage and beta testing had not yet commenced. The project was delayed due to unexpected technical difficulty in completing software development, integrating and packaging the technology and creating a new user interface that performed in a live production environment. At the acquisition date, approximately 24 man-months of effort had been invested in the project. An additional 12 man months of effort was necessary to complete the project in September 1998. At the time of the Lycos purchase, the project was approximately 67% complete.

WiseWire, Inc.
--------------

  Lycos acquired WiseWire, Inc., on April 30, 1998, for a total purchase price of $39.4 million. The portion of the purchase price allocated to in-process research and development was $36.0 million or approximately 91% of the total purchase price. The theoretical concepts underlying WiseWire's technology were conceived at Carnegie Mellon's Artificial Intelligence Labs. The WiseWire technology is generally described by management as "super personalization through adaptive machine learning techniques". Despite four years of development at Carnegie Mellon University and another three years at WiseWire Corporation, the primary components of the technology still had not yet reached a state of technological feasibility as of the acquisition date.

  At the acquisition date, WiseWire was developing two primary product lines:
WiseWire Community Directory, aimed at the consumer user and those web sites that seek to attract high volumes of consumers; and WiseWire for Web Sites/WiseWire Professional for the corporate Intranet market segment.

  The Community Directory was intended to enable clients to utilize WiseWire's machine learning and collaborative filtering technology to rapidly deploy a full-featured directory of Web, Net News, product descriptions, and proprietary content. WiseWire Community Directory product automatically creates and manages the entire directory structure eliminating the need for large editorial support. The directory is intended to be dynamic in that it is constantly changing and being updated with new material independent of actions by an editorial staff. Over time, the content will change and reflect the needs and interests of the community of users. At the acquisition date, a prototype of this product was being used to power the Web Guides on Lycos, however, it is estimated that only about one-third of the technology's long-term intended performance capability and functionality was being utilized. Although a subset of the Community Directory technology was developed and was functioning at the Lycos site in a limited capacity, approximately two thirds of its intended performance capability and feature set was still in development at the acquisition date.

  At the acquisition date, approximately 36 man-months of effort had been invested in the project and it was estimated that the Community Directory R&D project would be completed within three to four months. Thus, at the time of the Lycos purchase, the project was approximately 90% complete.

  In addition to the Community Directory, WiseWire has been developing two other components of its product line as part of an expanded offering to the corporate, rather than consumer user:

  WiseWire for Web Sites: The WiseWire for Web Sites product will allow companies to easily integrate the WiseWire technology into their existing Web site, offering direct links to continuously updated, real-time information specific to their business objectives. WiseWire uses artificial intelligence to search the broadest variety of online content tailored to the topics that their users have defined. Sources include hundreds of online newspapers and periodicals, Web pages, online discussion groups, news wire feeds, and even the company's own proprietary content. Since the WiseWire technology is interactive, users of the site contribute to the evolution and quality of the information.

  WiseWire Professional: the WiseWire Professional product provides a low-cost, high-value tool for personalizing a company's view of the Internet. WiseWire technology easily integrates with the company's existing online network to give their employees high-quality information while blocking content that is not applicable or is recreational in nature.

  At the acquisition date, working prototypes of these products were in the testing and debugging phase. Significant technological advancements regarding portability of the technology to a client's site and scalability for high volume environments had yet to be resolved. In addition, many of the usability enhancements described below needed to be integrated with the products so that customers could actually use the product as designed without continuous intervention and support by the Company.

  At the acquisition date, it was estimated that the WiseWire for Web Sites And WiseWire Professional technology projects would be completed within three to six months, depending on resource availability, at a tax adjusted cost of $600,000.

  As of October 1998, the Wisewire in-process projects had not been completed with respect to certain technological features and advancements regarding scalability. Management believes that the successful completion of the Wisewire in-process technology remains uncertain and an estimated cost to complete is uncertain at this date.

WhoWhere, Inc.?
---------------

  Lycos acquired WhoWhere?, Inc., on August 11, 1998, for a total purchase price of $159.1 million. The portion of the purchase price allocated to in-process research and development was $15.4 million or approximately 10% of the total purchase price.

  The Company views its ability to develop enhanced products and services as crucial to attracting new partners, leveraging its existing partnerships and broadening its base of potential customers. The Company's current development activities are focused on adding new products to the Company's suite of services, building and enhancing the integration of those services and extending its database-related capabilities. The Company plans to extend its current suite of offerings to include new capabilities in the areas of end-user message delivery mechanisms (e-mail) and personal content organization and marketing services such as surveys and polls (personal home pages). The Company is also developing subscription services and is pursuing opportunities in direct marketing, electronic commerce and technologies enabling enhanced data acquisition, storage and extraction.

  At the acquisition date, WhoWhere's major in-process projects were the development of the Universal Directory Server and OEM Personal Home Pages.

  Universal Directory Server (UDS): the objective of the UDS development project is to provide a highly available repository of user data from all technology applications presently offered through WhoWhere (directories, e-mail and personal home pages. According to management, every WhoWhere? technology application (and every individual co-brand) has its own disjointed database which holds all its user data. This data includes data for targeting, authentication, and preferences. These user databases are all separate from each other and from the www.whowhere.com databases -- which are themselves separated into multiple databases (e-mail lookup, home page lookup and phone lookup). This proliferation of independent user databases affects the ease with which users can move among applications. Management believes that the project is critically important to the growth of the Company because a significant improvement in the freedom of user movement would result in attracting and retaining user traffic as well as increasing the traffic of existing users. Furthermore, far greater targeting resolution would be obtained through the consolidation of intelligence acquired about the user from multiple applications. A fully deployed UDS technology would result in improved targeting which would enable the Company to attract additional advertising and licensing partners.

  At the acquisition date, the UDS had a completely documented design specification and programming had commenced. At the acquisition date, approximately 16 man-months of effort had been invested in the project and depending on resource availability, it was anticipated that the programming would be completed within 3 months after the acquisition. Based on expenditures of man-hours to create the UDS design concept, the detailed specification document, and initial coding, it is estimated that the UDS project was about 90% complete at the acquisition date.

  OEM Personal Home Pages (Angelfire): At the time of acquisition, the Angelfire home page building technology, which mirrors the OEM home page building technology, was undergoing a complete system redesign. New technology development initiated prior to the acquisition will ultimately replace two of the three major layers of the Angelfire technology: the API (Application Programming Interface) and the GUI (Graphical User Interface).

  At the acquisition date, approximately 36 man-months of effort had been invested in the project and depending on resource availability, it was anticipated that the programming would be completed within 6 months after the acquisition with an additional 24 man-months of effort. Thus, it was estimated that the Angelfire R&D project was approximately 60% complete at the acquisition date.

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

    Amortization of Intangible Assets. Amortization of intangible assets increased $1.6 million or 294%, to $2.1 million for the year ended July 31, 1998, representing 4% of revenues. The increase is attributable to increased amortization related to developed technology and goodwill and other intangible assets recorded upon the acquisitions of Tripod, WiseWire and GuestWorld. The Company amortizes intangible assets recorded upon the acquisitions over a five year period. The Company believes that its use of a five year amortization period is appropriate based on the following factors:

(a) Independently, neither Tripod, WiseWire or WhoWhere held leadership positions in the Web search, navigation, or e-commerce markets.
(b) The internet industry has very low barriers of entry for companies offering competing services to Tripod, WiseWire or WhoWhere.
(c) Each company acquired was less than five years old and had a history of operating losses.
(d) Industry practice has demonstrated certain technology companies utilizing amortization periods of three to five years.
(e) The determination of the useful life of goodwill and other intangible assets requires a significant amount of judgement on the part of management.

At July 31, 1998, the Company had total net assets of $168.7 million, of which $10.3 million pertained to goodwill and other intangible assets. The Company continually evaluates the existence of goodwill impairment in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of." The Company wrote-off $98,000 of goodwill related to Point Communications and $830,000 related to its license agreement with Carnegie Mellon University. See Notes 4 and 11 to the Consolidated Financial Statements.

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

                                  LYCOS, INC.

     On June 4, 1998, the Company completed a secondary offering of its common stock in which 4,000,000 shares of common stock were issued at a price of $23.82 per share net of underwriting discounts and commissions. On June 10, 1998, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's secondary offering, the Company issued an additional 675,000 shares of its common stock at a price of $25.00 per share.

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

Intangible Assets

     Intangible assets primarily relate to the Company's acquisitions and include developed technology, licensed technology, trademarks, trade names, content copyrights, customer base and goodwill. In connection with acquisitions accounted for under the purchase method of accounting (see Note 4), the Company recorded these intangible assets based on the excess of the purchase price over the identifiable tangible net assets of the acquiree on the date of purchase. Intangible assets are reported at cost, net of accumulated amortization, and are being amortized over their estimated useful life of five years. The Company continually evaluates the existence of goodwill impairment in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of".

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

  In the Tripod and Wisewire acquisitions, the in-process research and development projects were valued using an Income Approach, which included the application of a discounted future earnings (excess earnings) methodology and a relief from royalty methodology. In both methodologies, the value of the in-process technology is comprised of the total present value of the future earnings stream attributable to the technology throughout its anticipated life. As a basis for the valuation process, the Company made estimates of the revenue stream to be generated in each future period and the corresponding operating expenses and other charges to apply to this revenue stream. In order to determine the value of the earnings stream that was specifically attributable to the in-process technology, the excess earnings of the projects were calculated by deducting the earnings streams attributable to all other assets, including working capital and tangible assets. Based upon these assumptions, the future after-tax income streams relating to the in-process technologies were discounted to present value using a risk adjusted discount rate that reflected the uncertainty involved in successfully completing and commercializing the in-process technologies.

  The significant assumptions used as a basis for the in-process research and development valuations include: future revenues and expenses forecasted for each project; future working capital needs; estimated costs to complete; date of project completion and product launch; and the probability and risk of project completion as reflected in the discount rate selected to compute net present values.

  The period in which material net cash inflows from significant projects was expected to commence was within three to six months or less after the respective acquisition dates of Tripod and WiseWire. In the case of the Tripod acquisition, the projects required an additional three to four months beyond the initial time estimate to complete the in-process technology. In the case of the WiseWire acquisition, the in-process technology was to be fully completed within three to six months. However, at the present time, the in-process technology has not been fully completed and an uncertainty exists as to whether the technology can be successfully completed and commercialized in the future.

  GuestWorld and WiseWire are both development stage companies that had not generated significant commercial revenue at their respective acquisition dates and were generating losses. Neither company had completed development of technologically robust or commercially viable products or services. Significant uncertainty existed in relation to the introduction of such products or services.

  Lycos' management has considered the possible existence or value of other intangible assets such as patents, copyrights, brand names, customer lists, etc. However, management at both companies had been focused on completing the development projects underway and they had not undertaken the development of other intangible assets. Accordingly, Lycos' management believes that the value of any other such assets at the respective acquisition dates were minimal.

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

     On February 2, 1996, the 1996 Stock Option Plan (the ''1996 Plan'') was adopted by the Board of Directors. A maximum of 2,000,000 shares of common stock may be issued pursuant to the 1996 Plan upon exercise of options. On June 27, 1997, the Company's Board of Directors voted to authorize an additional 4,400,000 shares for grant under the 1996 Plan.

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
                     ==========                               ===========

1996 Non-Employee Director Stock Option Plan

  On February 2, 1996, the 1996 Non-Employee Director Stock Option Plan (the "Director Plan") was approved by the Board of Directors. The Director Plan authorizes the issuance of a maximum of 200,000 shares of common stock. The Director Plan is administered by the Board of Directors. Under the Director Plan each non-employee director first elected to the Board of Directors after the completion of the initial public offering will receive an option for 20,000 shares on the date of his or her election. The exercise price per share for all options granted under the Director Plan will be equal to the fair market value of the common stock as of the date of grant. Accordingly, the Company has recognized no compensation expense with respect to such grants. All options vest in three equal installments beginning on the first anniversary of the date of grant. Options under the Director Plan will expire 10 years from the date of grant and are exercisable only while the optionee is serving as a director of the Company. As of July 31, 1998, 40,000 options had been granted at exercise prices of between $5.75 and $8.69 per share and remained outstanding under the Director Plan, of which 13,333 were exercisable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on December 16, 1998. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401 (b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K/A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

  (a)  Financial Statements and Schedules

       The Financial Statements and Schedules filed as part of this Annual Report on Form 10-K/A are listed in the index under Item 8.

  (b)  Reports on Form 8-K

       The following reports on Form 8-K were filed during the quarter ended July 31, 1998:

       On May 1, 1998, the Company filed a Form 8-K (as amended by Form 8-K/A filed on May 15, 1998 and February 1, 1999) pursuant to Items 2 and 7 of such Form regarding its acquisition of WiseWire, Inc.

       On June 30, 1998, the Company filed a Form 8-K (as amended by Form 8-K/A filed on February 1, 1999) pursuant to Item 2 and 7 of such Form regarding its acquisition of GuestWorld, Inc.

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