Form 10-Q
period 1999-01-31
LYCOS INC
filed 1999-03-16
CIK 1007992

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended January 31, 1999

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

[X] YES         [_] NO


  The number of shares outstanding of the registrant's Common Stock as of February 26, 1999 was 43,192,191.

                                  Lycos, Inc.

                               Table of Contents

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1   Unaudited Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets

         January 31, 1999 and July 31, 1998............................      3

         Condensed Consolidated Statements of Operations
         Three and six months ended January 31, 1999 and 1998..........      4

         Condensed Consolidated Statements of Cash Flows
         Six months ended January 31, 1999 and 1998....................      5

         Notes to Condensed Consolidated Financial Statements..........      7

ITEM 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................     13

PART II  OTHER INFORMATION

ITEM 1   Legal Proceedings.............................................     17

ITEM 2   Change in Securities..........................................     18

ITEM 3   Defaults Upon Senior Securities...............................     18

ITEM 4   Submission of Matters to a Vote of Securities Holders.........     18

ITEM 5   Other Information.............................................     18

ITEM 6   Exhibits and Reports on Form 8-K..............................     18

         Signature.....................................................     19

                                  LYCOS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                January 31,         July 31,
                                                   1999               1998
                                               -------------      -------------
                   Assets                       (Unaudited)
Current assets:
  Cash and cash equivalents................    $ 135,167,427      $ 153,728,200
  Accounts receivable, net.................       14,572,378         10,958,470
  License fees receivable..................       32,179,025         30,223,986
  Prepaid expenses.........................       15,561,377          5,559,842
  Other current assets.....................          728,852            326,292
                                               -------------      -------------
     Total current assets..................      198,209,059        200,796,790
                                               -------------      -------------

Property and equipment, less accumulated
  depreciation.............................        5,733,803          3,960,059
Long-term license fees receivable..........       27,996,234         21,537,371
Investments................................       12,836,593          8,874,568
Intangible assets, net.....................      140,627,224         10,310,475
Other assets...............................        4,442,304          3,278,994
                                               -------------      -------------
     Total assets..........................    $ 389,845,217      $ 248,758,257
                                               =============      =============

    Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable.........................    $   1,534,757      $   4,873,302
  Accrued expenses.........................       13,199,130         17,277,168
  Deferred revenues........................       34,234,056         30,730,390
  Billings in excess of revenues...........          251,298            681,849
  Current portion of long-term debt........        1,393,039            171,783
                                               -------------      -------------
     Total current liabilities.............       50,612,280         53,734,492

Deferred revenues..........................       27,839,338         26,159,754
Long-term debt, less current portion.......        1,220,357            140,749
Other liabilities..........................           26,667             36,667
                                               -------------      -------------
                                                  29,086,362         26,337,170

Commitments and contingencies                             --                 --

Stockholders' equity:
  Common stock.............................          438,822            389,917
  Additional paid-in capital...............      440,966,418        278,126,583
  Treasury stock, at cost..................         (984,601)          (984,596)
  Deferred compensation....................          (93,071)          (116,339)
  Accumulated deficit......................     (132,669,981)      (108,728,970)
  Accumulated other comprehensive income...        2,488,988                 --
                                               -------------      -------------
     Total stockholders' equity............      310,146,575        168,686,595
                                               -------------      -------------
     Total liabilities and stockholders'
      equity...............................    $ 389,845,217      $ 248,758,257
                                               =============      =============

     See accompanying notes to condensed consolidated financial statements.

                                  LYCOS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three Months Ended                               Six Months Ended
                                                          January 31,                                    January 31,
                                               -----------------------------------             ------------------------------------
                                                  1999                   1998                      1999                    1998
                                               ------------            -----------             ------------             -----------
Revenues:
  Advertising.............................     $ 20,888,289            $ 9,575,267             $ 38,163,129             $15,984,300
  Electronic commerce, license and other..        9,663,892              3,027,451               17,173,171               5,921,570
                                               ------------            -----------             ------------             -----------
     Total revenues.......................       30,552,181             12,602,718               55,336,300              21,905,870
Cost of revenues..........................        6,439,806              2,718,738               11,740,131               4,498,120
                                               ------------            -----------             ------------             -----------
     Gross profit.........................       24,112,375              9,883,980               43,596,169              17,407,750
Operating expenses:
  Research and development................        6,055,358              1,734,063               11,358,924               3,168,599
  In process research and development.....               --                     --               15,400,000                      --
  Sales and marketing.....................       18,046,230              7,309,968               34,216,531              12,786,713
  General and administrative..............        3,101,519              1,001,589                5,587,745               1,945,002
  Amortization of intangible assets.......        7,809,159                101,788               14,605,425                 203,576
     Total operating expenses.............       35,012,266             10,147,408               81,168,625              18,103,890
                                               ------------            -----------             ------------             -----------
Operating loss............................      (10,899,891)              (263,428)             (37,572,456)               (696,140)

Interest income, net......................        1,615,194                564,547                3,511,614               1,104,739
Gain on sale of investments...............               --                     --               10,119,831                      --
Income taxes..............................               --                     --                       --                      --
                                               ------------            -----------             ------------             -----------
Net income (loss).........................     $ (9,284,697)           $   301,119             $(23,941,011)            $   408,599
                                               ============            ===========             ============             ===========
Basic and diluted net income (loss) per
 share....................................           $(0.22)                 $0.01                   $(0.56)                  $0.01
                                               ============            ===========             ============             ===========
Shares used in computing net income
     (loss) per share:
     Basic................................       42,956,406             28,509,500               42,433,178              28,350,122
                                               ============            ===========             ============             ===========
     Diluted..............................       42,956,406             29,638,448               42,433,178              29,415,618
                                               ============            ===========             ============             ===========

     See accompanying notes to condensed consolidated financial statements.

                                  LYCOS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Six Months Ended
                                                                  January 31,
                                                        -------------------------------
                                                             1999                1998
                                                        ------------        -----------
Operating activities
Net income (loss)..................................     $(23,941,011)       $   408,599
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
  Amortization of deferred compensation............           23,268             45,830
  Depreciation.....................................        1,735,624            540,762
  Amortization of intangible assets................       14,605,425            203,576
  Allowance for doubtful accounts..................          116,856            243,314
  Gain on sale of investments......................      (10,119,831)                --
  In process research and development expense......       15,400,000                 --
Changes in operating assets and liabilities:
  Accounts receivable..............................       (1,384,930)          (360,426)
  License fees receivable..........................       (8,413,902)        (8,152,701)
  Prepaid expenses.................................       (8,699,045)         2,165,877
  Other current assets.............................         (402,560)          (110,511)
  Other assets.....................................       (1,137,959)            (1,345)
  Accounts payable.................................       (4,927,254)         2,293,152
  Accrued expenses.................................       (5,739,344)          (903,336)
  Deferred revenues................................        3,237,568          5,065,195
  Billings in excess of revenues...................         (430,551)        (1,605,129)
  Other liabilities................................          (10,000)           (10,000)
  Due to related parties...........................               --              5,612
                                                        ------------        -----------
Net cash used in operating activities..............      (30,087,646)          (171,531)
                                                        ------------        -----------
Investing activities
Purchase of property and equipment.................         (594,971)          (225,892)
Acquisition costs paid.............................       (1,114,101)                --
Cash proceeds from sale of available-for-sale
 investment........................................       12,158,790                 --
Cash acquired through acquisitions.................        1,906,467                 --
Investment in affiliates...........................       (3,511,996)                --
                                                        ------------        -----------
Net cash provided by (used in) investing
 activities........................................        8,844,189           (225,892)
                                                        ------------        -----------

Financing activities
Proceeds from exercise of stock options............        4,861,451            956,921
Proceeds from issuance of common stock
 under ESPP........................................           82,522             24,965
Proceeds from notes receivable.....................          623,438                 --
Payments on notes payable..........................       (2,884,727)                --
                                                        ------------        -----------

Net cash provided by financing activities..........        2,682,684            981,886
                                                        ------------        -----------

Net increase (decrease) in cash and cash
 equivalents.......................................      (18,560,773)           584,463
                                                        ------------        -----------

Cash and cash equivalents at beginning of
 period............................................      153,728,200         40,766,258
                                                        ------------        -----------
Cash and cash equivalents at end of period.........     $135,167,427        $41,350,721
                                                        ============        ===========

     See accompanying notes to condensed consolidated financial statements.

                                  LYCOS, INC.

                                  (Unaudited)

                                                        Six Months Ended
                                                          January 31,
                                                -------------------------------
                                                  1999               1998
                                                -------------  ----------------
Schedule of non-cash financing and
 investing activities:
Issuance of common stock upon acquisition
  of WhoWhere? Inc............................  $157,994,762   $             --
 Assets and liabilities recorded
  upon acquisition Of WhoWhere? Inc.;
  Accounts receivable.........................     2,345,834                 --
  Prepaids....................................     1,302,490                 --
  Property and equipment......................     2,914,397                 --
  Notes receivable............................       623,438                 --
  Other assets................................        25,351                 --
  Notes payable...............................     5,185,591                 --
  Accounts payable............................     1,588,709                 --
  Accrued expenses............................     1,661,306                 --
  Deferred revenues...........................     1,945,682                 --

         See accompanying notes to condensed consolidated statements.

                                  LYCOS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The Company and Basis of Presentation

  Lycos, Inc., ("Lycos" or the "Company") is a global Internet navigation and community network that offers globally branded media properties and aggregated content distributed primarily through the Web. Under the "Lycos Network" brand, Lycos provides guides to online content, aggregated third-party content, Web search and directory services and community and personalization features. Lycos seeks to draw a large number of viewers to its Websites by providing multiple destinations for identifying, selecting and accessing resources, services, content and information on the Web. The Company was formed in June 1995 by CMG@Ventures L.P., a wholly-owned subsidiary of CMGI, Inc. The Company operates in one industry segment, generating revenue from selling advertising, electronic commerce and licensing its products and services. The Company's fiscal year end is July 31.

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

                                  LYCOS, INC.

3. Investments

  The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"(SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair value. All affected investments must be classified as one of the following; held-to-maturity, available-for-sale, or trading. All of the Company's investments are classified as available-for-sale and, as such, are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity.

  The Company's investments include those in which its ownership is less than 20%, and are not majority-owned or controlled, and are recorded at cost. In March, 1998, the Company acquired a 9.9% interest in GlobeComm, Inc. (iName), a leading global provider of free Web-based e-mail products, in exchange for shares of the Company's Common Stock valued at $4.0 million at the time of the transaction. Lycos utilizes GlobeComm's e-mail products to provide free Web based e-mail to Lycos users. Additionally, in April 1998, the Company acquired an approximate 14% ownership stake in Sage Enterprises, Inc. (PlanetAll) which, at the time, was owned 29% by CMGI, a related party, in exchange for shares of the Company's Common Stock valued at $2.5 million at the time of the transaction. Launched in November 1997, PlanetAll provides free core contact management services through the Internet.

  In August 1998, pursuant to an Agreement and Plan of Merger, Amazon.com acquired all of the outstanding capital stock of PlanetAll for approximately 2,400,000 shares (effected for a three-for-one stock split of Amazon.com in January 1999) of Amazon.com common stock valued at approximately $87 million.
Of the total 2,400,000 shares issued by Amazon.com, the Company received 322,128 shares valued at approximately $12.8 million at the time of acquisition in exchange for its shares of PlanetAll, resulting in a gain of $10.1 million in the quarter ended October 31, 1998. The Company sold 289,917 shares of Amazon.com in October 1998, resulting in $12.2 million of cash proceeds. The Company has 32,211 shares of Amazon.com remaining at January 31, 1999, which are subject to escrow restrictions that expire in August 1999.

  In December 1998, the Company invested $2,000,045 in cash for a 16.70% ownership of Valent Software Corporation (Valent). Valent is the owner of software that enables users to create open and gated communities on the Internet and that facilitates instant messaging among users over the Internet. The agreement also grants the Company an option to acquire all of the remaining outstanding capital shares of Valent. The option is exercisable in a five day window one year from the date of the Company's initial investment of $2,000,045. Valent has the ability to accelerate the period in which the option is exercisable to a ten day window any time prior to June 30, 1999 if Valent's Web site achieves certain performance measures with respect to registered users and member logins. If the Company elects to exercise the option, the Company would acquire the remaining 83.3% of Valent in exchange for 403,883 shares of the Company's common stock. The Company may only elect to exercise the option in full, bringing the Company's ownership of Valent from 16.70% to 100%.

4.  Comprehensive Income (Loss)

  The Company adopted Statement of Financial Accounting Standard No. 130 (SFAS
130), "Reporting Comprehensive Income" during the quarter ended October 31, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. Comprehensive loss was $6,875,565 and $21,452,023 for the three and six month periods ended January 31, 1999, respectively. The difference between net loss and comprehensive loss for the three and six months ended January 31, 1999 is due to $2,409,132 and $2,488,988, respectively of unrealized gains on the Company's remaining investment in Amazon.com, which is classified as an available-for-sale investment under SFAS 115. The Company had no "other comprehensive income" items in the three and six month periods ended January 31, 1998.

                                  LYCOS, INC.

5. Commitments and Contingencies

  The Company leases its facilities and certain other equipment under operating lease agreements expiring through 2004. Future noncancelable minimum payments remaining under these leases for each fiscal year end are as follows:

            1999                        $ 5,682,940
            2000                          8,568,910
            2001                          4,268,758
            2002                          2,830,415
            2003 and thereafter           1,102,724
                                        -----------
                                        $22,453,747
                                        ===========

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

6. Stock Split

  In July 1998, the Company's Board of Directors approved a two-for-one common stock split. Shareholders of record on August 14, 1998 (the record date) received one additional share of the Company's common stock for every share held on August 25, 1998. All share and per share amounts presented in the condensed consolidated financial statements have been restated to reflect the stock split.

7. Significant Agreements

  During the quarter ended October 31, 1998, the Company paid approximately $19 million under contracts to provide search and navigation services between June 1998 and September 1999 (the "Premier Provider Agreements"). The Company recognizes the cost of the Premier Provider Agreements over the one year terms, with the cost included in sales and marketing expense.

8. Acquisitions

Acquisition of WhoWhere? Inc.

  On August 7, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company, What Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("WWAC"), WhoWhere? Inc., a California corporation ("WhoWhere?"), and certain shareholders of WhoWhere? providing for the merger of WWAC with and into WhoWhere? (the "Merger"). On August 13, 1998, the Company completed the closing of the Merger and WhoWhere? became a wholly-owned subsidiary of the Company. Of the total purchase price of $159.1 million, $144.9 million was allocated to developed technology, goodwill and other intangible assets which are amortized over a period of five years.

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

                                  LYCOS, INC.

8. Acquisitions (continued)

  Pro forma financial information for the six months ended January 31, 1999 is not materially different than the Company's actual consolidated results as reported, which do not include the operations of WhoWhere for the twelve days from August 1, 1998 to August 12, 1998. Unaudited combined pro forma financial information for the three months ended January 31, 1998, assuming the WhoWhere? acquisition had occurred on August 1, 1997, would have resulted in net revenues of $13.8 million, net income of $1.0 million, and basic and diluted net income per share of $0.03. Unaudited combined pro forma financial information for the six months ended January 31, 1998, assuming the WhoWhere? acquisition had occurred on August 1, 1997, would have resulted in net revenues of $23.9 million, net loss of $2.9 million, and basic and diluted net loss per share of $0.09. The pro forma net loss includes amortization of developed technology, goodwill and other intangible assets of $7.2 million and $14.3 million for the three and six months ended January 31, 1998, respectively. The unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the actual results of operations had the acquisition occurred on August 1, 1997, nor the results of any future period.

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

  The following represents the preliminary allocation of the purchase price over the historical net book values of the acquired assets and liabilities of Wired at December 31, 1998, and is presented for illustrative purposes only. Actual fair values will be based on financial information as of the acquisition date. Based on preliminary estimates, approximately $1 million to $5 million of the purchase price will be allocated to in-process research and development expense which will be charged to operations during the quarter in which the merger agreement is consummated. For the purpose of the following presentation, $5 million was used as the amount of acquired in-process research and development. The following illustration assumes the Company issues approximately
2.2 million shares at $87.625 per share, which represents the closing price of the Company's common stock on February 26, 1999.

The estimated purchase price is expected to be allocated as follows:

 Developed technology, goodwill and other intangible
  assets                                                         $216,269,000
 In-process research and development                                5,000,000
 Cash                                                              37,254,000
 Other assets, principally accounts receivable
  and equipment                                                    16,489,000
 Liabilities assumed                                              (15,678,000)
 Redeemable convertible preferred stock                           (24,558,000)
                                                                 ------------
                                                                 $234,776,000
                                                                 ============

Additional information with respect to the proposed transaction is available on Form S-4 filed with the Securities and Exchange Commission on November 25, 1998 as amended on February 2, 1999.

                                  LYCOS, INC.

9.   Reclassifications

  Certain amounts in the three and six months ended January 31, 1998 have been reclassified to permit comparison to the current periods presented.


10. Subsequent Event

  On February 9, 1999, the Company announced the formation of USA/Lycos Interactive Networks, Inc.("USA/Lycos"), a three way merger between Lycos, Ticketmaster Online-CitySearch, Inc. ("TMCS") and certain USA Networks, Inc. ("USAi") properties Home Shopping Network, Ticketmaster and First Auction. Under the terms of the proposed merger agreement, Lycos shareholders will own 30% of USA/Lycos, USAi will own 61.5% and TMCS shareholders other than USAi will own 8.5% of USA/Lycos. Additionally, Lycos shareholders can increase their ownership another 5%, to a total of 35%, and TMCS public shareholders can increase their ownership by 0.15%, to a total of 8.65%, should the initial USA/Lycos shares achieve a market value of $45 billion over specified periods.

  The transaction is expected to be completed in the second quarter of calendar 1999 and is subject to Lycos shareholder approval and customary regulatory approvals. Additional information with respect to the proposed transaction is available on Forms 8-K filed with the Securities and Exchange Commission on February 11, 1999 and February 26, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the ''Factors Affecting the Company's Business, Operating Results and Financial Condition''
section included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 1998.

Results of Operations

  Total Revenues    Total revenues for the three and six months ended
January 31, 1999 were $30.6 million and $55.3 million versus $12.6 million and $21.9 million for the three and six months ended January 31, 1998, as a result of growth in the number of advertisers. As of January 31, 1999, deferred revenues, including billings in excess of revenues, increased to $62.3 million, compared to $57.6 million at July 31, 1998, attributable to increases in advertising contracts and guaranteed commitments under license and electronic commerce agreements for which there are significant obligations of the Company remaining.

  Advertising Revenues    Advertising revenues were $20.9 million and
$38.2 million for the three and six months ending January 31, 1999, representing 68% and 69% of total revenues, as compared to advertising revenues of $9.6 million and $16.0 million for the three and six months ended January 31, 1998, which represented 76% and 73% of total revenues. The top ten customers accounted for 13% of advertising revenues in the quarter ended January 31, 1999 as compared to 30% of advertising revenues in the quarter ended January 31, 1998.

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

  Electronic Commerce, Licensing and Other Revenues    Electronic commerce,
licensing and other revenues were $9.7 million and $17.2 million for the three and six months ending January 31, 1999, representing 32% and 31% of total revenues, as compared to electronic commerce, licensing and other revenues of $3.0 million and $5.9 million for the three and six months ended January 31, 1998, which represented 24% and 27% of total revenues. The increase in electronic commerce, licensing and other revenues is attributable primarily to the addition of several new partners including, among others, AT&T and Preview Travel.

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

  Cost of Revenues    Cost of revenues were $6.4 million and $11.7 million for
the three and six months ending January 31, 1999, representing 21% and 21% of total revenues, as compared to cost of revenues of $2.7 million and $4.5 million for the three and six months ended January 31, 1998, which represented 22% and 21% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing maintenance and support of the Company's products and services, including compensation, consulting fees, equipment costs, networking and other related indirect costs.

Operating expenses

  Research and Development    Research and development expenses were $6.1
million and $11.4 million for the three and six months ending January 31, 1999, representing 20% and 21% of total revenues, as compared to research and development expenses of $1.7 million and $3.2 million for the three and six months ended January 31, 1998, which represented 14% and 15% of total revenues. Research and development expenses consist primarily of equipment and salary costs. The overall increase in research and development expenses was primarily due to increased engineering staffing to continue to develop and enhance the Company's expanded product offerings.

  With the exception of technology acquired in the Tripod, WiseWire and WhoWhere? acquisitions, all research and development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company expects to continue to commit substantial resources to research and development in the future.

  In-process Research and Development    The Company views its ability to
develop enhanced products and services as crucial to attracting new partners, leveraging its existing partnerships and broadening its base of potential customers. The Company's current development activities are focused on adding new products to the Company's suite of services, building and enhancing the integration of those services and extending its database-related capabilities. The Company plans to extend its current suite of offerings to include new capabilities in the areas of end-user message delivery mechanisms (e-mail) and personal content organization and marketing services such as surveys and polls (personal home pages). The Company is also developing subscription services and is pursuing opportunities in direct marketing, electronic commerce and technologies enabling enhanced data acquisition, storage and extraction.

  Lycos acquired WhoWhere?, Inc., on August 11, 1998, for a total purchase price of $159.1 million. The portion of the purchase price allocated to in-process research and development was $15.4 million or approximately 10% of the total purchase price. At the acquisition date, WhoWhere's major in-process projects were the development of the Universal Directory Server and OEM Personal Home Pages.

  Universal Directory Server (UDS): the objective of the UDS development project
  ---------------------------------
is to provide a highly available repository of user data from all technology applications presently offered through WhoWhere directories, e-mail and personal home pages. Every WhoWhere? technology application and every individual co-brand has its own disjointed database which holds all its user data. This data includes data for targeting, authentication, and preferences. These user databases are all separate from each other and from the www.whowhere.com databases -- which are themselves separated into multiple databases (e-mail lookup, home page lookup and phone lookup). This proliferation of independent user databases affects the ease with which users can move among applications. Management believes that the project is critically important to the growth of the Company because a significant improvement in the freedom of user movement would result in attracting and retaining user traffic as well as increasing the traffic of existing users. Furthermore, far greater targeting resolution would be obtained through the consolidation of intelligence acquired about the user from multiple applications. A fully deployed UDS technology would result in improved targeting which would enable the Company to attract additional advertising and licensing partners.

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

  OEM Personal Home Pages (Angelfire): At the time of acquisition, the Angelfire
  ------------------------------------
home page building technology, which mirrors the OEM home page building technology, was undergoing a complete system redesign. New technology development initiated prior to the acquisition will ultimately replace two of the three major layers of the Angelfire technology: the API (Application Programming Interface) and the GUI (Graphical User Interface).

  At the acquisition date, approximately 36 man-months of effort had been invested in the project and depending on resource availability, it was anticipated that the programming would be completed within 6 months after the acquisition with an additional 24 man-months of effort. Thus, it was estimated that the Angelfire R&D project was approximately 60% complete at the acquisition date.

  Sales and Marketing    Sales and marketing expenses were $18.0 million and
$34.2 million for the three and six months ending January 31, 1999, representing 59% and 62% of total revenues, as compared to sales and marketing expenses of $7.3 million and $12.8 million for the three and six months ended January 31, 1998, which represented 58% and 58% of total revenues. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions associated with higher sales, and expenses pertaining to the Company's expanded advertising, marketing and public relations campaign. Sales and marketing expense also includes the cost of the Company's ''Premier Provider'' Agreements, as further described below. The Company expects continued increases in sales and marketing expenses in future periods.

  During the six months ended January 31, 1999, the Company paid approximately $19 million under Premier Provider Agreements to provide search and navigation services between June 1998 and September 1999. The Company recognizes the cost of the Premier Provider Agreements over the one year terms, with the cost included in sales and marketing expense.

  General and Administrative    General and administrative expenses were $3.1
million and $5.6 million for the three and six months ending January 31, 1999, representing 10% and 10% of total revenues, as compared to general and administrative expenses of $1.0 million and $1.9 million for the three and six months ended January 31, 1998, which represented 8% and 9% of total revenues. General and administrative expenses consist primarily of compensation, rent expenses and fees for professional services. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel, installation of information systems and increased costs for professional services.

  Amortization of Intangible Assets     Amortization of intangible assets was
$7.8 million and $14.6 million for the three and six months ended January 31, 1999 versus $102,000 and $204,000 for the three and six months ended January 31, 1998. The increase is attributable to increased amortization related to developed technology and goodwill and other intangible assets recorded upon the acquisitions of WhoWhere?, Tripod, WiseWire and GuestWorld.

  Interest Income, net    Interest income was $1.6 million and $3.5 million for
the three and six months ending January 31, 1999, as compared to interest income of $565,000 and $1.1 million for the three and six months ended January 31, 1998. Interest income is generated from investment of the Company's cash equivalents. The increase in interest income reflects the investment of the net proceeds of the Company's secondary stock offering in June 1998. Interest expense was not significant in any of the periods presented.

  Gain on sale of Investments     In August 1998, pursuant to an Agreement and
Plan of Merger, Amazon.com acquired all of the outstanding capital stock of PlanetAll for approximately 2,400,000 shares of Amazon.com common stock valued at approximately $87 million. Of the total 2,400,000 shares issued by Amazon.com, the Company received 322,128 shares valued at approximately $12.8 million at the time of acquisition in exchange for its shares of PlanetAll, resulting in a gain of $10.1 million in the quarter ended October 31, 1998. The Company has 32,211 shares of Amazon.com remaining at January 31, 1999, which are subject to escrow restrictions that expire in August 1999.

Factors which may affect future operations

  There are a number of business factors which singularly or combined may affect the Company's future operating results. These factors include, without limitation, the level of usage of the Internet and traffic to the Company's Internet site, continued acceptance of the Company's products, demand for Internet advertising, seasonal trends in advertising sales, the advertising budgeting cycles of individual advertisers, capital expenditures and other costs relating to the expansion of operations, the introduction of new products or services by the Company or its competitors, the mix of the services sold and the channels through which those services are sold, pricing changes, general economic conditions and specific economic conditions in the Internet industry and other risks detailed in the Company's filings with the Securities and Exchange Commission.

  In addition, other risks and uncertainties that could impact the proposed business combinations with Wired Ventures, Inc., and with certain USA Networks, Inc. properties and Ticketmaster Online-CitySearch, Inc. discussed below include, but are not limited to, the satisfaction of conditions to consummation of the proposed transaction, the risk that the anticipated strategic and financial benefits of the proposed transaction may not be achieved, or may not be achieved within the time frame envisioned, general economic conditions and specific economic conditions in the Internet and media industries, including the volatility of capital markets in respect to the securities of Internet and media companies, and other risks detailed in the filings of the Company, Ticketmaster Online-CitySearch, Inc. and USA Networks, Inc. with the Securities and Exchange Commission.

Liquidity and Capital Resources

  At January 31, 1999, the Company had cash and cash equivalents of approximately $135.2 million. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper.

  The Company used cash from operations of approximately $30.2 million during the six months ended January 31, 1999, due primarily to increases in license fees receivable and prepaid expenses, and decreases in accrued expenses. The increase in prepaid expenses reflects approximately $19 million in payments made under the Company's Premier Provider Agreements, which provide search and navigation services through September 1999.

  The Company generated cash from investing activities of approximately $8.8 million during the six months ended January 31, 1999, due primarily to cash proceeds from the sale of Amazon.com stock in October 1999, net of approximately $3.5 million of investments, primarily the Company's $2 million investment in Valent Software Corporation in December 1998.

  The Company generated cash from financing activities of approximately $2.8 million during the six months ended January 31, 1999, due primarily to proceeds of $4.9 million received by the Company from the exercise of employee stock options, net of $2.7 million of payments on notes payable assumed upon the acquisition of WhoWhere?.

  As of January 31, 1999, the Company is committed to noncancelable minimum payments totaling $22.5 million under operating lease agreements that expire at various times through 2003.

  As of January 31, 1999, the Company had deferred revenues of $62.1 million representing primarily license fees to be earned in the future on noncancelable license agreements. In addition, the Company had billings in excess of revenues from advertising contracts of $251,000 at January 31, 1999.

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

Proposed Business Combinations

  On October 5, 1998, the Company entered into a definitive merger agreement to acquire Wired Ventures Inc. ("Wired") in a stock-for-stock transaction. The transaction will be accounted for under the purchase method of accounting, and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on their respective fair values. Intangible assets will be amortized over a period of five years. The merger is subject to several conditions, including Wired shareholder approval and customary regulatory approvals. The Company has filed a Registration Statement on Form S-4, which is pending the approval of the Securities and Exchange Commission, with respect to the registration of the shares of Lycos Common Stock to be issued in the merger. Additional information with respect to this proposed transaction is available on Form S-4 filed with the Securities and Exchange Commission on November 25, 1998, and amended on February 2, 1999.

  On February 9, 1999, the Company announced the formation of USA/Lycos Interactive Networks, Inc.("USA/Lycos"), a three way merger between Lycos, Ticketmaster Online-CitySearch, Inc. ("TMCS") and certain USA Networks, Inc. ("USAi") properties Home Shopping Network, Ticketmaster and First Auction. Under the terms of the proposed merger agreement, Lycos shareholders will own 30% of USA/Lycos, USAi will own 61.5% and TMCS shareholders other than USAi will own 8.5% of USA/Lycos. Additionally, Lycos shareholders can increase their ownership another 5%, to a total of 35%, and TMCS public shareholders can increase their ownership by 0.15%, to a total of 8.65%, should the initial USA/Lycos shares achieve a market value of $45 billion over specified periods. This transaction is expected to be completed in the second quarter of calendar 1999 and is subject to Lycos shareholder and customary regulatory approvals.

  Additional information with respect to the proposed transaction is available on Forms 8-K filed with the Securities and Exchange Commission on February 11, 1999 and February 26, 1999.

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

                                    PART II

ITEM 1.  Legal Proceedings

          In the Company's quarterly report on Form 10-Q for the period ended October 31, 1998, the Company disclosed a legal proceeding relating to a lawsuit filed by Labrador Software, Inc. against Lycos. Since October 31, 1998, the following material developments have occurred. On December 15, 1998, Labrador's motion for a preliminary injunction, prohibiting Lycos from selling or advertising the Lycos products or services under its current advertising campaign, was denied. Labrador has appealed the order denying the motion. Lycos is vigorously defending against the lawsuit and does not believe the outcome would have a material adverse effect on its business, financial condition, results of operations or cash flows.

          In January 1999, CIVIX-DDI brought a suit for patent infringement in the United States District Court for the District of Colorado
      (Case No. 99-B-172) against Lycos, Inc.; Microsoft Corporation; The Denver Post Corporation; Rand-McNally & Company, Inc.; Delorme Publishing Company, Inc.; InfoUSA, Inc.; Geosystems Global Corporation; Vicinity Corporation; Etak, Inc.; America Online, Inc.; Yahoo!, Inc.; Ticketmaster Online-CitySearch, Inc.; Zip2 Corporation; Infoseek Corporation; Alpine Electronics of America, Inc.; Magellan Corporation; Garmin International, Inc.; Excite, Inc.; Infospace.com, Inc.; and BellSouth Corporation. CIVIX-DDI asserts that Lycos, among others, infringes two patents that generally relate to electronic mapping systems. CIVIX-DDI is seeking unspecified damages, including attorneys' fees, as well as an injunction. Lycos' answer to the complaint is due on March 29, 1999. Discovery has not yet begun in this litigation, and as such, it is too early to determine any possible effect on the Company's business, financial condition, results of operations or cash flows.

          Eight purported class action lawsuits were filed in the Court of Chancery for the State of Delaware in and for New Castle County, by shareholders of the Company allegedly on behalf of all common stockholders of the Company (except defendants and their affiliates), entitled Jacob Horowitz v. David S. Wetherell et al., Civil Action No. 16933-NC (filed Feb. 9, 1999); Robert Johnson v. Robert J. Davis et al., Civil Action No. 16937-NC (filed Feb. 9, 1999); Debra Mayer v. David S. Wetherell et al., Civil Action No. 16947-NC (filed Feb. 11, 1999); Ellis Investment Co., Ltd
      v. David S. Wetherell et al., Civil Action No.. 16951-NC (filed Feb. 11,
      1999); Frederick Sheehan v. David S. Wetherell et al., Civil Action No. 16952-NC (filed Feb. 11, 1999); Yorkshire Group, Inc. v. David S. Wetherell et al., Civil Action No. 16955-NC (filed Feb. 12, 1999); Warren Ciafardini v. David S. Wetherell et al., Civil Action No. 16956-NC (filed Feb. 12, 1999); Martin Lewkowicz, on behalf of himself and all others similarly situated v. Lycos, Inc. et al., Civil Action No. 16976-NC (filed Feb. 23, 1999). The complaints name as defendants the directors of the Company individually, as well as the Company and, in the Horowitz, Mayer, Ellis Investment, Sheehan, Yorkshire Group and Ciafardini complaints, USA Networks, Inc. The complaints allege that the directors of the Company violated their state law fiduciary duties owed to plaintiffs and the purported class by agreeing to enter into the announced transaction with USA Networks, Inc. The complaints request that the Court declare them to be proper class actions, enjoin the announced transaction, rescind the announced transaction if it is consummated prior to a final judgment or award rescissionary damages to the purported class, direct the Company to make an accounting to plaintiffs and the purported class for all damages and for all profits or special benefits obtained by the defendants, and award to plaintiffs all costs and fees, including attorneys' fees. The Company believes that the allegations in the complaints are without merit and intends to contest them vigorously.

          Between February 22, 1999 and March 10, 1999, a series of purported securities class action lawsuits were filed in the United States District Court for the District of Massachusetts, entitled Kenneth R. Levine v. Lycos, Inc., et al., CA No. 99-10394(EFH), Thomas Lynch v. Lycos, Inc., et al., CA No. 99-10426(EFH), Mary Jane Crescente v. Lycos, Inc., et al., CA No. 99-10467(EFH), Arnold Silverstein v. Lycos, Inc., et al., CA No. 99-10476(EFH), Warren Ciafardini v. Lycos, Inc., et al., CA No. 99-10494(EFH), Michelle Penfold v. Lycos, Inc., et al., CA No. 99-10495(EFH), Carol Lewkowicz v. Lycos, Inc., et al., CA. No. 99-10501 (EFH), Joel Kofsky v. Lycos, Inc., et al., CA No. 99-10502(EFH), Mark Zito v. Lycos, Inc., et al., CA No. 99-10518(EFH), Marc Berger v. Lycos, Inc., et al., CA No. 99-10519(EFH) and Salvatore Bendetto v. Lycos, Inc., et al., CA No. 99-10524(EFH). Each suit names as defendants the Company and Robert J. Davis, the Company's Chief Executive Officer and President. The Lewkowicz complaint also names as a defendant Edward M. Philip, the Company's Chief Operating Officer and Chief Financial Officer. The complaints allege, among other claims, violations of United States federal securities law through alleged misrepresentations and omissions relating to the Company's agreement to enter into an announced transaction with USA Networks, Inc. and certain affiliated companies. Each complaint seeks an unspecified award of damages. The plaintiffs in the Levine, Lynch, Silverstein, and Berger actions purport to represent a class of all persons who purchased the Company's common stock between January 25, 1999 and February 9, 1999. The plaintiff in the Zito action purports to represent a class of all persons who purchased the Company's common stock between January 21, 1999 and February 9, 1999. The plaintiffs in the Crescente, Ciafardini, Penfold, Kofsky and Bendetto actions purport to represent a class of all persons who purchased the Company's common stock between January 8, 1999 and February 9, 1999. The plaintiff in the Lewkowicz action purports to represent a class of all persons who purchased the Company's common stock between January 7, 1999 and February 9, 1999. The Company believes that the allegations in the complaints are without merit and intends to contest them vigorously.

ITEM 2.  Changes in Securities

         None.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

         The annual meeting of stockholders was held on December 22, 1998. At the annual meeting, the following proposals were presented and voted upon by the stockholders.

         (a) A proposal to elect two incumbent directors, David S. Wetherell and John M. Connors, Jr., to each serve a term of three years was presented to the stockholders. 33,774,376 shares were cast in favor of the proposal to elect Mr. Wetherell, while 346,002 shares withheld authority. 33,776,514 shares were cast in favor of the proposal to elect Mr. Connors, while 343,864 shares withheld authority.

         (b) A proposal to ratify, confirm and approve an amendment to Lycos' 1996 Stock Option Plan to increase the number of shares reserved for grant thereunder from 6,400,000 to 12,400,000 was presented to the stockholders. 17,105,081 shares were cast in favor of the proposal while 7,658,905 shares were cast against the proposal. There were 98,083 abstentions.

         (c) A proposal to ratify, confirm, and approve the selection of KPMG Peat Marwick, LLP as the independent certified public accountants for the fiscal year 1999 of Lycos was presented to the stockholders. 34,006,223 shares voted in favor of the proposal, while 21,636 shares voted against the proposal. There were 92,519 abstentions.

ITEM 5.  Other Information

         Mr. David Wetherell resigned from the Lycos Board of Directors effective March 9, 1999.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 11.1: Statement of Computation of Basic and Diluted Net Income (Loss) Per Share herein included on page 17.

          Exhibit 27.1:  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended January 31, 1999. The Company filed Forms 8-K with the Securities and Exchange Commission on February 11, 1999 and February 26, 1999 with respect to the proposed transaction with USA Networks, Inc. and Ticketmaster Online-CitySearch, Inc..

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LYCOS, INC.


Date:  March 15, 1999             By: /s/ Edward M. Philip
                                      --------------------
                                      Edward M. Philip
                                      Chief Operating Officer and
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer, Authorized Officer)