Form 10-K/A
period 1998-07-31
LYCOS INC
filed 1999-04-16
CIK 1007992

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

================================================================================

                                  LYCOS, INC.

                        1998 FORM 10-K/A ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
  PART I
  ======

Item 1.    Business................................................................     1

Item 2.    Properties..............................................................    11

Item 3.    Legal Proceedings.......................................................    11

Item 4.    Submissions of Matters to a Vote of Security Holders....................    11

Item 4a.   Executive Officers of the Registrant....................................    11

  PART II
  =======

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...    14

Item 6.    Selected Financial Data (restated)......................................    14

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations...........................................................    16

Item 8.    Financial Statements and Supplementary Data (restated)..................    34

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure....................................................    62

 PART III
 ========

Item 10.   Executive Officers of the Registrant....................................    62


Item 11.   Executive Compensation..................................................    62

Item 12.   Security Ownership of Certain Beneficial Owners and Management..........    62

Item 13.   Certain Relationships and Related Transactions..........................    62

 PART IV
 =======

Item 14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K........    62

  Signatures.......................................................................    64

                                      (i)

THIS ANNUAL REPORT ON FORM 10-K/A AMENDS AND SUPERSEDES, TO THE EXTENT SET FORTH HEREIN, THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K AND ON FORM 10-K/A FOR THE YEAR ENDED JULY 31, 1998 PREVIOUSLY FILED ON OCTOBER 29, 1998 AND FEBRUARY 2, 1999, RESPECTIVELY. AS MORE PARTICULARLY SET FORTH BELOW, THE FOLLOWING FINANCIAL AND RELATED INFORMATION HAS BEEN UPDATED IN CONNECTION WITH THE FILING OF THE RESTATED FINANCIAL STATEMENTS INCLUDED HEREIN.

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

RECENT ACQUISITIONS

Restatement Related to Acquired In-Process Technology

     The accompanying consolidated financial statements as of and for the year ended July 31, 1998 have been restated to reflect a change in the original accounting for the purchase price allocations related to the acquisitions of Tripod, Wisewire and Guestworld. The Company has also restated the accounting for its acquisition of WhoWhere? completed subsequent to July 31, 1998. In a letter (the "SEC Letter"), dated September 9, 1998, to the American Institute of Certified Public Accountants SEC Regulations Committee, which was made public in October 1998, the Securities and Exchange Commission (SEC) set forth its views on purchased in-process research and development. Subsequent to the issuance of the SEC Letter the staff of the SEC has reviewed various filings of the Company. As a part of this review the management of the Company and the staff of the SEC have had discussions with respect to the methods used to value purchased in-process research and development that was written off at the date of acquisition. As a result of these discussions, the Company has modified the methods used to value purchased in-process research and development in connection with the Company's acquisitions. This resulted in a reduction in the amount of the charge for in-process research and development from $91,239,000 to $17,280,000 and an increase in the amounts allocated to intangible assets from $11,199,000 to $85,158,000. The restatement does not affect previously reported net cash flows for the periods. The effect of this restatement on previously reported consolidated financial statements as of and for the year ended July 31, 1998 is as follows (in thousands except per share amounts):


                                                    Year Ended
                                                   July 31, 1998
                                                   -------------
Statements of Operations:                     As Reported     Restated
                                              -----------     --------
In-process research and development           $   91,239       $ 17,280
Amortization of intangibles                        2,132          7,614
Loss from operations                             (99,968)       (31,491)
Net loss                                         (96,917)       (28,439)
Basic and diluted net loss per share          $    (3.13)      $  (0.92)


                                                   July 31, 1998
                                                   -------------
Balance Sheets:                               As Reported      Restated
                                              -----------      --------
Intangible assets                             $  10,310        $ 78,788
Total assets                                    248,758         317,235
Accumulated deficit                            (108,729)        (40,252)
Total shareholders' equity                      168,687         237,164


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

ITEM 3.   LEGAL PROCEEDINGS

On November 5, 1998, Labrador Software, Inc. filed a lawsuit in the United State's District Court for the District of Massachusetts against Lycos alleging Lycos violated several of Labrador's rights under 15 U.S.C. 1125, and Massachusetts statutory and common law. More specifically, Labrador alleges that Lycos' current advertising campaign featuring a black labrador retriever retrieving information on the Internet constitutes: (1) both unfair competition and trademark infringement under both federal and common law; (2) injury to Labrador's business reputation and trademark dilution under Massachusetts statutory and common law; and (3) unfair and deceptive trade practices under Massachusetts statutory law. Labrador requested that the court issue a temporary restraining order restraining Lycos from selling or advertising the Lycos products and services under the current advertising campaign, which request the court denied. Labrador has appealed the order denying the motion. Lycos is vigorously defending against the lawsuit and does not believe the outcome would have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

                                                                                                       INCEPTION
                                                     YEAR ENDED      YEAR ENDED      YEAR ENDED     (JUNE 1, 1995)
                                                   JULY 31, 1998   JULY 31, 1997   JULY 31, 1996   TO JULY 31, 1995
                                                 ---------------   -------------   -------------   ----------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:         (restated)
Revenues:
 Advertising.....................................   $ 41,768,607     $17,417,388     $ 4,478,474   $             --
 Electronic commerce, license and other..........     14,291,698       4,855,654         778,753              5,000
                                                 ---------------   -------------   -------------   ----------------
  Total revenues.................................     56,060,305      22,273,042       5,257,227              5,000

Cost of revenues (1).............................     12,513,259       4,335,941       2,900,808             27,576
                                                 ---------------   -------------   -------------   ----------------
  Gross profit...................................     43,547,046      17,937,101       2,356,419            (22,576)
Operating expenses:
 Research and development........................      9,477,708       4,301,267         906,591             15,940
 In process research & development (2)...........     17,280,000              --         452,000                 --

 Sales and marketing (1).........................     35,035,754      19,126,317       4,747,805             29,530
 General and administrative......................      5,631,104       2,718,763       1,692,362             37,335
 Amortization of intangible assets...............      7,613,711         540,416         359,868                 --
                                                   -------------   -------------   -------------   ----------------
  Total operating expenses.......................     75,038,277      26,686,763       8,158,626             82,805
                                                   -------------   -------------   -------------   ----------------
Operating loss...................................    (31,491,231)     (8,749,662)     (5,802,207)          (105,381)

Interest income..................................      3,051,747       2,130,472         714,369                 --
                                                   -------------   -------------   -------------   ----------------
Net loss.........................................    $28,439,484     $(6,619,190)    $(5,087,838)       $  (105,381)
                                                   =============   =============   =============   ================
Basic and diluted net loss per share (3).........         $(0.92)         $(0.24)         $(0.21)            $(0.01)
                                                   =============   =============   =============   ================
Shares used in computing net loss per share (4)..     30,932,982      27,589,486      23,984,830         22,025,528
                                                   =============   =============   =============   ================


                                                   JULY 31, 1998     JULY 31, 1997   JULY 31, 1996      JULY 31, 1995
                                                   -------------     -------------   -------------      -------------
CONSOLIDATED BALANCE SHEET DATA:                     (restated)
Working capital..................................   $146,921,549     $38,129,429     $39,973,810        $   329,411
Total assets.....................................   $317,235,336     $65,419,009     $53,660,575        $ 1,316,655
Long-term portion of deferred revenues,
  net of current portion.........................   $ 26,159,754     $ 5,100,000              --                 --
Total stockholders' equity.......................   $237,163,674     $37,647,027     $44,106,157        $ 1,144,619

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


FISCAL 1998 COMPARED TO FISCAL 1997

Restatement Related to Acquired In-Process Technology

     The accompanying consolidated financial statements as of and for the year ended July 31, 1998 have been restated to reflect a change in the original accounting for the purchase price allocations related to the acquisitions of Tripod, Wisewire and Guestworld. The Company has also restated the accounting for its acquisition of WhoWhere? completed subsequent to July 31, 1998. In a letter (the "SEC Letter"), dated September 9, 1998, to the American Institute of Certified Public Accountants SEC Regulations Committee, which was made public in October 1998, the Securities and Exchange Commission (SEC) set forth its views on purchased in-process research and development. Subsequent to the issuance of the SEC Letter the staff of the SEC has reviewed various filings of the Company. As a part of this review the management of the Company and the staff of the SEC have had discussions with respect to the methods used to value purchased in-process research and development that was written off at the date of acquisition. As a result of these discussions, the Company has been required to modify the methods used to value purchased in-process research and development in connection with the Company's acquisitions. This resulted in a reduction in the amount of the charge for in-process research and development from $91,239,000 to $17,280,000 and an increase in the amounts allocated to intangible assets from $11,199,000 to $85,158,000. The restatement does not affect previously reported net cash flows for the periods. The effect of this restatement on previously reported consolidated financial statements as of and for the year ended July 31, 1998 is as follows (in thousands except per share amounts):


                                                    Year Ended
                                                   July 31, 1998
                                                   -------------
Statements of Operations:                     As Reported     Restated
                                              -----------     --------
In-process research and development           $   91,239       $ 17,280
Amortization of intangibles                        2,132          7,614
Loss from operations                             (99,968)       (31,491)
Net loss                                         (96,917)       (28,439)
Basic and diluted net loss per share          $    (3.13)      $  (0.92)


                                                   July 31, 1998
                                                   -------------
Balance Sheets:                               As Reported      Restated
                                              -----------      --------
Intangible assets                             $  10,310        $ 78,788
Total assets                                    248,758         317,235
Accumulated deficit                            (108,729)        (40,252)
Total shareholders' equity                      168,687         237,164


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

  In-process research and development. During 1998, the Company initiated a strategy of purchasing selected technologies as opposed to developing the products in-house, in an effort to enhance the speed with which the Company could bring new product offerings to market. From February 1998 through July 1998, the Company purchased two such technologies of significance: (1) homepage building tools from Tripod, Inc. in February 1998; and (2) automated directory services from WiseWire, Inc. in April 1998. Each of these companies were in early stages of development, had yet to develop any significant revenue streams and had devoted most of its efforts to date in the development of new technologies for the Internet. As a result of acquisitions during 1998, the Company recorded an in-process research and development charge of $17.3 million, representing the purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use.

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

Tripod, Inc.
------------

  Lycos acquired Tripod, Inc., on February 12, 1998 for total purchase consideration of $61.4 million. The portion of the purchase price allocated to in-process research and development was $7.2 million or approximately 12% of the total purchase price. At the acquisition date, Tripod's major in-process project was the development of an advanced Home Page Building (HPB) technology and related web site management infrastructure to integrate and support this new HPB technology. The objective of the project was to develop and package a community building technology product that could be licensed to other companies to build and manage their own community-oriented sites. The new HPB technology was designed to build everything from simple web pages to complex web sites. Beyond the basic technology, the in-process HPB technology would offer two important features: plug-ins and templates. Plug-ins provide new interactive software tools to homepage builders without altering the basic HPB technology. For instance, plug-ins can enable users to easily add games, quizzes, e-commerce capabilities and other interactive elements to their homepages. The HPB technology will also provide multiple template types, allowing a user to fill in a web form and build an electronic brochure without learning the HTML programming language.

  At the date of acquisition, management estimated that completion of the HPB technology product would be accomplished by May 31, 1998. The initial development effort to create a licensable HPB technology product had commenced in June, 1997. The major obstacle to launching the product was completing software development, integrating the various components into a functional online system, completing the Application Programming Interface (API) and the development of a user interface. At the acquisition date, the new HPB technology product had not reached a completed prototype stage and beta testing had not yet commenced. The project was delayed due to unexpected technical difficulty in completing software development, integrating and packaging the technology and creating a new user interface that performed in a live production environment. At the acquisition date, approximately 24 man-months of effort had been invested in the HPB project and related development. An additional 12 man months of effort was necessary to complete the project in September 1998. At the time of the Lycos purchase, the project was approximately 67% complete.

WiseWire, Inc.
--------------

  Lycos acquired WiseWire, Inc., on April 30, 1998, for a total purchase price of $39.4 million. The portion of the purchase price allocated to in-process research and development was $9.08 million or approximately 23% of the total purchase price. The theoretical concepts underlying WiseWire's technology were conceived at Carnegie Mellon's Artificial Intelligence Labs. The WiseWire technology is generally described by management as "super personalization through adaptive machine learning techniques". Despite four years of development at Carnegie Mellon University and another three years at WiseWire Corporation, the primary components of the technology still had not yet reached a state of technological feasibility as of the acquisition date.

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

  In projecting the net earnings attributable to the in-process research and development projects, management estimated revenues, revenue growth rates, operating expenses, income taxes, and the costs associated with the utilization of working capital and other complementary assets. These estimates are based on the following assumptions:

 . Projections of revenue growth over a five year forecast period are based on management's estimates of market potential that are supported by independent industry data regarding the Internet. Tripod generated revenues of approximately $350,000 in 1996 and $900,000 in 1997. WiseWire generated revenues of $4,346 in fiscal year 1996 and $8,647 in fiscal year 1997. Both Tripod and WiseWire were development stage enterprises when acquired by Lycos. Because of the absence of meaningful historical revenues for Tripod and WiseWire, management projected revenues for the initial year of the forecast period based on its assessment of future market potential and each company's ability to successfully launch its new product offerings. After the initial year of the five year forecast period, revenues were predicted to grow at rates comparable to the growth of Internet users and online activity and the impact such growth would have on Internet advertising and electronic commerce. For Tripod, forecasted annual growth rates range from 133% in 1999 to 39% in the fifth year of the projection period. For WiseWire, forecasted annual growth rates range from a high of 200% in 2001 and then decline to an annual rate of 97% in the fifth year of the forecast.

 .  Forecasted operating expenses were estimated at 70% of revenues for both
   Tripod and WiseWire. Income taxes were estimated at a provisional rate of 40%. The estimated after tax margin as a percentage of revenue of 18% is consistent with future industry expectations for businesses operating in this segment of the Internet marketplace. The 70% rate is consistent with a convergence of the industry averages evident in the computer, software and telecommunications industries. We believe that the 70% rate takes into account on-going maintenance and research and development costs typically associated with software technologies, as well as the costs to integrate the products into the Lycos Network. As a result of a 70% operating expense ratio, pre-tax income is 30% and after tax income is 18%, assuming a 40% tax rate. We believe that an 18% profit margin is reasonable and consistent with industry expectations.

 . The return on working capital and other assets necessary to support the growth of each company has been estimated so as to derive an income stream specifically attributable to the in-process technology. Net working capital requirements have been estimated at 15% of revenues. The 8% rate applied to working capital reflects the long term expectation for interest rates for working capital loans. The projected return on working capital is based upon a market rate of return of 8%, or 4.8% on an after-tax basis. Tangible assets have been estimated based upon the level of tangible assets currently deployed in each business and upon anticipated capital expenditures for normal asset replacement. The tangible asset base required to support Tripod's R&D activities is estimated at approximately $1,000,000 over the 5 year forecast period. The tangible asset base required to support WiseWire's R&D activities is estimated at approximately $920,000 over the 5 year forecast period. The 12% interest rate applied to fixed assets reflects the long term lending rate expectation for financing the purchase of equipment. The projected return on tangible assets is based upon a market rate of return estimate of 12%, or 7.2% on an after-tax basis.

 .  The calculated weighted average cost of capital (WACC) is approximately 16%.
   The 16% rate was based upon an analysis of the WACC for publicly traded companies within the same industry. The WACC calculation produces the average required rate of return of an investment in an operating enterprise. The required rate of return for working capital and tangible assets would generally be lower than the WACC given the fact that less risk is associated with such assets. As stated above, management estimates an 8% return on working capital and a 12% return on tangible assets. For intangible assets that reflect a considerably higher degree of risk, such as in-process technology, a rate range of 25.2% to 28.8% has been utilized depending on the relevant risk of the earning stream associated with the technology. The risk rates used to present value the earnings streams relating to in-process research and development are approximately 20% higher than the rates used for valuing the developed technology. We believe that this additional increment in the discount rate accounts for the additional risks involved in completing the project and gaining customer acceptance.

  If actual results differ significantly from the above assumptions, the Company may be adversely affected in future periods. In addition, the value of other assets acquired may become impaired.

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

    Amortization of Intangible Assets. Amortization of intangible assets increased $7.1 million to $7.6 million for the year ended July 31, 1998, representing 13.6% of revenues. The increase is attributable to increased amortization related to developed technology and goodwill and other intangible assets recorded upon the acquisitions of Tripod, WiseWire and GuestWorld. The Company amortizes intangible assets recorded upon the acquisitions over a five year period. The Company believes that its use of a five year amortization period is appropriate based on the following factors:

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

At July 31, 1998, the Company had total net assets of $237.2 million, of which $78.8 million pertained to goodwill and other intangible assets. The Company continually evaluates the existence of goodwill impairment in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of." The Company wrote-off $98,000 of goodwill related to Point Communications and $830,000 related to its license agreement with Carnegie Mellon University. See Notes 4 and 11 to the Consolidated Financial Statements.

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

ACQUISITIONS

Tripod, Inc.

    On February 11, 1998, the Company acquired Tripod, Inc. in a stock-for-stock transaction valued at approximately $61.5 million. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. In connection with the acquisition, the Company recorded a one-time charge related to in-process research and development of $7.2 million.

WiseWire Corporation

On April 30, 1998, the Company acquired WiseWire Corporation in a stock-for-stock transaction valued at approximately $39.4 million. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. In connection with the acquisition, the Company recorded a one-time charge related to in-process research and development of $9.1 million.

GuestWorld, Inc.

    On June 16, 1998, the Company acquired GuestWorld, Inc. in a stock-for-stock transaction valued at approximately $3.6 million. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. In connection with the acquisition, the Company recorded a one-time charge related to in-process research and development of $1.0 million.

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

SUBSEQUENT EVENTS

Acquisition of WhoWhere? Inc.

  On August 13, 1998, the Company acquired WhoWhere? Inc. in a stock-for-stock transaction valued at approximately $158.2 million. The transaction is intended to be accounted for as a purchase, and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on their respective fair values. See Note 7 to the Consolidated Financial Statements.

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

Merger with Home Shopping Network, Ticketmaster and Ticketmaster
   Online--CitySearch

     On February 9, 1999, the Company announced the formation of USA/Lycos Interactive Networks, Inc.("USA/Lycos"), a three way merger between Lycos, Ticketmaster Online-CitySearch, Inc. ("TMCS") and certain USA Networks, Inc. ("USAi") properties; Home Shopping Network, Ticketmaster and First Auction. Under the terms of the proposed merger agreement, Lycos shareholders will own 30% of USA/Lycos, USAi will own 61.5% and TMCS shareholders other than USAi will own 8.5% of USA/Lycos. Additionally, Lycos shareholders can increase their ownership another 5%, to a total of 35%, and TMCS public shareholders can increase their ownership by 0.15%, to a total of 8.65%, should the initial USA/Lycos shares achieve a market value of $45 billion over specified periods.

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

  Limited Operating History; Anticipation of Continued Losses. The Company was founded in June 1995 and for the years ended July 31, 1998 and 1997 generated revenues of $56.1 million and $22.3 million, respectively. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. These risks include the Company's ability to continue to develop and extend the "Lycos" brand; the Company's ability to maintain premier positions on high traffic Web access points such as its arrangements with Netscape Communications Corp. ("Netscape") and Microsoft Corporation ("Microsoft") or to enter into additional distribution relationships and strategic alliances; the ability of the Company to maintain and increase levels of traffic on its Websites; the ability of the Company to continue to develop or acquire content, features and functionality for its services; the development of equal or superior services or products by competitors; the failure of the market to adopt the Web as an advertising or commercial medium; the reduction in market prices for Web-based advertising as a result of competition or otherwise; the Company's ability to effectively generate commerce-related revenues through sponsored services and placements in Lycos services; and the Company's success in attracting, retaining and motivating qualified personnel. There can be no assurance that the Company will be successful in addressing such risks. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and therefore, the recent revenue growth experienced by the Company should not be taken as indicative of the rate of growth, if any, that can be expected in the future. The Company has incurred significant losses since inception. The Company reported a loss of $0.92 per share (a $0.11 loss per share before amortization and one-time acquisition related charges) for the year ended July 31, 1998 and there can be no assurance that the Company will sustain revenue growth or return to profitability in the future. As of July 31, 1998, the Company had an accumulated deficit of $40.3 million. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements.

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

  Risks Associated with Potential Acquisitions and Investments. The Company has completed, and may in the future pursue, acquisitions of companies, technologies or assets that complement the Company's business. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or successfully integrate any acquired business (including Tripod, WiseWire, GuestWorld, WhoWhere? and Wired) into the Company's operations. Acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs, and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. For example, for the year ended July 31, 1998, the Company recorded an in-process research and development expense of approximately $17.3 million and goodwill and other intangible assets of approximately $85.2 million in connection with the acquisitions of Tripod, WiseWire and GuestWorld. The valuation of the acquired in-process research and development used by the Company in making its determination as to the amount of in-process research and development expense was supported by valuation studies prepared by an independent third party appraiser. In September 1998, a representative of the Securities and Exchange Commission (the "SEC") provided the American Institute of Certified Public Accountants with quidance as to the factors to be considered in the valuation of in-process research and development. Although the Company believes that the amount of the recorded in-process research and development expense is reasonable when applying these factors, there can be no assurance that the SEC will not review the Company's valuations, which review could result in the Company making adjustments to the reported amounts of in-process research and development expense for the year ended July 31, 1998. Any such adjustment could result in an increase in the amount of goodwill recorded with respect to the acquisition of Tripod, WiseWire or GuestWorld, which would result in higher amortization expenses and, therefore, adversely affect the Company's future operating results. Acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns along with the risks involved in entering markets in which the Company has little or no experience. Problems with an acquired business could have a material adverse effect on the performance of the Company. The Company has made, and may in the future make, investments in companies involved in the development of technologies or services that are complementary or related to the Company's operations. The Company has recently made investments in companies that are in an early stage of development and may be expected to incur substantial losses. There can be no assurance that any investments in such companies will result in any return, nor can there be any assurance as to the timing of any such return, or that the Company will not suffer the loss of its entire investment. See "Business--Recent Acquisitions" and "--Strategic Alliances."

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART I.   FINANCIAL INFORMATION                                                                          PAGE
                                                                                                         ----
Item 1    Consolidated Financial Statements:

          Independent Auditors' Report ...............................................................     35

          Consolidated Balance Sheets at July 31, 1998 (restated) and 1997............................     36
          Consolidated Statements of Operations for the years ended July 31, 1998 (restated), 1997,
          and 1996....................................................................................     37
          Consolidated Statements of Stockholders' Equity for the years ended July 31, 1998
          (restated), 1997, and 1996..................................................................     38
          Consolidated Statements of Cash Flows for the years ended July 31, 1998 (restated), 1997
          and 1996....................................................................................     39
          Notes to Consolidated Financial Statements (restated).......................................     41

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



/s/ KPMG Peat Marwick LLP



Boston, Massachusetts
August 18, 1998, except for the restatement related to acquired in-process technology referred to in Note 1, as to which the date is March 22, 1999.

                                  LYCOS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                           JULY 31, 1998       JULY 31, 1997
                                                                           -------------       -------------
                                                                             (restated)
                                 ASSETS
Current assets:
    Cash and cash equivalents ...........................................  $ 153,728,200       $  40,766,258
    Accounts receivable, less allowance for doubtful accounts of
      $1,208,000 and $554,000 at July 31, 1998 and 1997, respectively....     10,958,470           6,634,262
    Electronic commerce and license fees receivable......................     30,223,986           9,065,806
    Prepaid expenses.....................................................      5,559,842           4,278,418
    Other current assets.................................................        326,292                  --
                                                                           -------------       -------------
        Total current assets.............................................    200,796,790          60,744,744
                                                                           -------------       -------------
Property and equipment, less accumulated depreciation and amortization...      3,960,059           2,397,600
Electronic commerce and license fees receivable..........................     21,537,371             650,000
Investments..............................................................      8,874,568                  --
Intangible assets, less accumulated amortization.........................     78,787,554           1,243,050
Other assets.............................................................      3,278,994             383,615
                                                                           -------------       -------------
        Total assets.....................................................  $ 317,235,336       $  65,419,009
                                                                           =============       =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.....................................................  $   4,873,302       $   3,289,513
    Accrued expenses.....................................................     17,589,700           7,387,707
    Deferred revenues....................................................     30,730,390           9,541,566
    Billings in excess of revenues.......................................        681,849           2,387,424
    Due to related parties...............................................             --               9,105
                                                                           -------------       -------------
        Total current liabilities........................................     53,875,241          22,615,315

Deferred revenues........................................................     26,159,754           5,100,000
Deferred income taxes....................................................         36,667              56,667
                                                                           -------------       -------------
                                                                              26,196,421           5,156,667

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized, none
      issued or outstanding..............................................             --                  --
    Common stock, $.01 par value; 80,000,000 shares authorized,
      38,991,436 shares at July 31, 1998 and 27,593,240 at July 31, 1997
      issued and outstanding.............................................        389,916             275,932
      Additional paid-in capital.........................................    278,126,582          49,368,940
      Deferred compensation..............................................       (116,338)           (185,436)
      Accumulated deficit................................................    (40,251,893)        (11,812,409)
      Treasury stock, at cost, 708,674 shares at July 31, 1998...........       (984,593)                 --
                                                                           -------------       -------------
        Total stockholders' equity.......................................    237,163,674          37,647,027
                                                                           -------------       -------------
        Total liabilities and stockholders' equity.......................  $ 317,235,336       $  65,419,009
                                                                           =============       =============

         See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED
                                                       -----------------------------------------------------

                                                       JULY 31, 1998       JULY 31, 1997       JULY 31, 1996
                                                       -------------       -------------       -------------
                                                         (restated)
Revenues:
 Advertising.......................................    $  41,768,607       $  17,417,388       $   4,478,474
 Electronic commerce, license and other............       14,291,698           4,855,654             778,753
                                                       -------------       -------------       -------------
     Total revenues................................       56,060,305          22,273,042           5,257,227
Cost of revenues...................................       12,513,259           4,335,941           2,900,808
                                                       -------------       -------------       -------------
     Gross profit..................................       43,547,046          17,937,101           2,356,419

Operating expenses:
 Research and development..........................        9,477,708           4,301,267             906,591
 In process research and development...............       17,280,000                  --             452,000
 Sales and marketing...............................       35,035,754          19,126,317           4,747,805
 General and administrative........................        5,631,104           2,718,763           1,692,362
 Amortization of intangible assets.................        7,613,711             540,416             359,868
                                                       -------------       -------------       -------------
     Total operating expenses......................       75,038,277          26,686,763           8,158,626
                                                       -------------       -------------       -------------
Operating loss.....................................      (31,491,231)         (8,749,662)         (5,802,207)
Interest income....................................        3,051,747           2,130,472             714,369
                                                       -------------       -------------       -------------
Net loss...........................................    $ (28,439,484)      $  (6,619,190)      $  (5,087,838)
                                                       =============       =============       =============
Basic net loss per share...........................    $       (0.92)      $       (0.24)      $       (0.21)
                                                       =============       =============       =============
Shares used in computing basic net loss per share..       30,932,982          27,589,486          23,984,830
                                                       =============       =============       =============

         See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          ADDITIONAL
                                    COMMON STOCK           PAID-IN        DEFERRED       ACCUMULATED      TREASURY STOCK
                                SHARES       AMOUNT        CAPITAL      COMPENSATION       DEFICIT       SHARES     AMOUNT
                            ------------------------------------------------------------------------------------------------
Balances at July 31, 1995...  20,000,000    $ 200,000   $  1,137,000      $ (87,000)    $    (105,381)       --           --
Capital contribution........          --           --      1,000,000             --                --        --           --
Capital contribution
 related to License
     Agreement..............          --           --        250,000             --                --        --           --
Issuance of common stock
 in connection with
     acquisitions...........   1,052,632       10,526        531,474             --                --        --           --
Issuance of common stock
 pursuant to certain
     preemptive rights......     263,160        2,632        326,318             --                --        --           --
Issuance of common stock
 in connection with Initial
     Public Offering, net of
      offering costs........   6,270,000       62,700     45,631,382             --                --        --           --
Deferred compensation
 related to grant of stock
     options................          --           --        523,505       (523,505)               --        --           --
Amortization of deferred
 compensation...............          --           --             --        234,344                --        --           --
Net loss....................          --           --             --             --        (5,087,838)       --           --
                            ------------------------------------------------------------------------------------------------
Balances at July 31, 1996...  27,585,792    $ 275,858   $ 49,399,679      $(376,161)    $  (5,193,219)       --           --
Issuance of common stock
 in connection with
 Employee Stock Purchase
 Plan.......................       7,448           74         18,328            --                --        --           --
Cancellation of options.....          --           --        (49,067)       49,067                --        --           --
Amortization of deferred
 compensation...............          --           --             --       141,658                --        --           --
Net loss....................          --           --             --            --        (6,619,190)       --           --
                            ------------------------------------------------------------------------------------------------
Balances at July 31, 1997...  27,593,240    $ 275,932  $  49,368,940     $(185,436)    $ (11,812,409)       --           --
Issuance of common stock
 in connection with
     Employee Stock
      Purchase Plan.........       8,588           86         65,956            --                --        --           --
Cancellation of options.....          --           --        (22,562)       22,562                --        --           --
Issuance of common stock
 in connection with
 exercise of stock options..   2,047,020       20,470      3,221,724            --                --    61,556         (307)
Treasury stock in
 connection with exercise
     of stock options.......          --           --             --            --                --   608,184     (467,589)
Issuance of common stock
 in connection with
 exercise of warrants.......     207,228        2,072      1,361,516            --                --    18,836     (113,581)
Issuance of common stock
 in connection with
 strategic investments,
 net of offering costs......     301,028        3,012      7,879,431            --                --        --           --
Issuance of common stock
 and warrants
     in connection with
      acquisitions..........   4,149,142       41,492    104,807,563            --                --    20,098     (403,116)
Issuance of common stock
 in connection with
Secondary Public Offering,
 net of offering
     costs..................   4,675,000       46,750    111,144,116            --                --        --           --
Issuance of common stock
 in connection with
     services rendered......      10,190          102        299,898            --                --        --           --
Amortization of deferred
 compensation...............          --           --             --        46,536                --        --           --
Net loss (restated).........          --           --             --            --       (28,439,484)       --           --
                            ------------------------------------------------------------------------------------------------
Balances at July 31, 1998
 (restated).................  38,991,436   $  389,916  $ 278,126,582     $(116,338)    $ (40,251,893)  708,674    $(984,593)
                            ------------------------------------------------------------------------------------------------

                                      TOTAL
                                 --------------
Balances at July 31, 1995..        $  1,144,619
Capital contribution.......           1,000,000
Capital contribution
 related to License
     Agreement.............             250,000
Issuance of common stock
 in connection with
     acquisitions..........             542,000
Issuance of common stock
 pursuant to certain
     preemptive rights.....             328,950
Issuance of common stock
 in connection with
     Initial Public
      Offering, net of
      offering costs.......          45,694,082
Deferred compensation
 related to grant of stock
     options...............                  --
Amortization of deferred
 compensation..............             234,344
Net loss...................          (5,087,838)
                                 --------------
Balances at July 31, 1996..        $ 44,106,157
Issuance of common stock
 in connection with
 Employee Stock Purchase
 Plan.......................             18,402
Cancellation of options.....                 --
Amortization of deferred
 compensation...............            141,658
Net loss....................         (6,619,190)
                                 --------------
Balances at July 31, 1997...       $ 37,647,027
Issuance of common stock
 in connection with
     Employee Stock
      Purchase Plan.........             66,042
Cancellation of options.....                 --
Issuance of common stock
 in connection with
 exercise of stock options..          3,241,887
Treasury stock in
 connection with exercise
     of stock options.......           (467,589)
Issuance of common stock
 in connection with
 exercise of warrants.......          1,250,007
Issuance of common stock
 in connection with
 strategic investments,
 net of offering costs......          7,882,443
Issuance of common stock
 and warrants
     in connection with
      acquisitions..........        104,445,939
Issuance of common stock
 in connection with
Secondary Public Offering,
 net of offering
     costs..................        111,190,866
Issuance of common stock
 in connection with
     services rendered......            300,000
Amortization of deferred
 compensation...............             46,536
Net loss (restated).........        (28,439,484)
                                 --------------
Balances at July 31, 1998...       $237,163,674
                                 --------------

          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED
                                                                 -----------------------------------------------
                                                                  July 31, 1998    July 31, 1997   July 31, 1996
                                                                 --------------   --------------  --------------
                                                                   (restated)
OPERATING ACTIVITIES
Net loss.......................................................   $(28,439,484)    $(6,619,190)    $(5,087,838)
Adjustments to reconcile net loss to net cash  used in
operating activities:
   Amortization of deferred compensation.......................         46,536         141,658         234,344
   Depreciation and amortization...............................      9,138,843       1,269,064         642,218
   Allowance for doubtful accounts.............................        654,000         405,000         200,000
   In process research and development expense.................     17,280,000              --         452,000
   Issuance of common stock for services rendered..............        300,000              --              --
Changes in operating assets and liabilities:
   Accounts receivable.........................................     (4,768,973)     (3,745,337)     (3,454,950)
   Electronic commerce and license fees receivable.............    (42,045,551)     (7,731,585)     (1,984,221)
   Prepaid expenses............................................     (1,258,140)     (3,296,707)       (981,711)
   Other current assets........................................       (326,292)             --              --
   Other assets................................................     (2,895,379)       (216,000)       (167,615)
   Accounts payable............................................        774,033         547,634       2,600,071
   Accrued expenses............................................      8,343,512       5,641,289       1,735,693
   Deferred revenues...........................................     42,155,798      11,493,144       3,125,285
   Billings in excess of revenues..............................     (1,705,575)        984,992       1,402,432
   Due to related parties......................................         (9,105)       (428,162)        295,660
   Deferred income taxes.......................................        (20,000)        (21,333)         28,000
                                                                 --------------   --------------  -------------
Net cash used in operating activities..........................     (2,775,777)     (1,575,533)       (960,632)
                                                                 --------------   --------------  -------------
INVESTING ACTIVITIES
Purchase of property and equipment.............................     (1,091,988)     (1,818,798)     (1,632,079)
Payments under License Agreement...............................             --              --        (750,000)
Cash acquired through acquisitions, net........................      2,540,619              --          17,137
Investment in Joint Venture....................................       (992,125)             --              --
                                                                 --------------   --------------  -------------
Net cash provided by (used in) investing activities............        456,506      (1,818,798)     (2,364,942)
                                                                 --------------   --------------  -------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of offering costs..    111,190,866          18,402      46,021,314
Proceeds from exercise of stock options........................      3,241,887              --              --
Proceeds from issuance of common stock under Employee
Stock Purchase Plan............................................         66,042              --              --
Proceeds from exercise of warrants.............................      1,250,007              --              --
Proceeds from capital contribution.............................             --              --       1,000,000
Cash used to repurchase treasury stock.........................       (467,589)             --              --
                                                                 --------------   --------------  -------------
Net cash provided by financing activities......................    115,281,213          18,402      47,021,314
                                                                 --------------   --------------  -------------
Net increase (decrease) in cash and cash equivalents...........    112,961,942      (3,375,929)     43,695,740
Cash and cash equivalents at beginning of year.................     40,766,258      44,142,187         446,447
                                                                 --------------   --------------  -------------
Cash and cash equivalents at end of year.......................   $153,728,200     $40,766,258     $44,142,187
                                                                 ==============   ==============  =============

                                  LYCOS, INC.

                                                                                        YEAR ENDED
                                                                      ---------------------------------------------

                                                                        JULY 31, 1998  JULY 31, 1997  JULY 31, 1996
                                                                      ---------------  -------------  -------------
                                                                         (restated)
Schedule of non-cash financing and investing activities:
    Issuance of common stock for License Agreement....................  $          --  $          --       $300,000
    Recognition of deferred tax liability related to License
  Agreement...........................................................             --             --         50,000
 Assets and liabilities recognized upon acquisition of Point
  Communications......................................................             --             --             --
     Accounts receivable..............................................             --             --         33,975
     Property and equipment...........................................             --             --         47,496
     Goodwill.........................................................             --             --        186,633
     Accounts payable.................................................             --             --         97,734
     Deferred revenues................................................             --             --         23,137
     Accrued expenses.................................................             --             --          4,370
     Due to related parties...........................................             --             --         70,000
 Issuance of common stock upon acquisition of Tripod, Inc.,                                       --             --
  WiseWire, Corp., and GuestWorld, Inc................................   $104,445,939
 Assets and liabilities recognized upon acquisition of Tripod, Inc.,                              --             --
  WiseWire Corp., and GuestWorld, Inc.
     Accounts receivable..............................................        209,235             --             --
     Prepaid expenses.................................................         23,284             --             --
     Property and equipment...........................................      1,995,601             --             --
     Developed technology.............................................     12,331,195             --             --
     Goodwill and other intangible assets.............................     72,827,020             --             --
     Accounts payable.................................................        809,756             --             --
     Accrued expenses.................................................      1,858,481             --             --
     Deferred revenues................................................         92,780             --             --
 Issuance of common stock in connection with strategic
   investments........................................................      7,882,443             --             --

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

Restatement Related to Acquired In-Process Technology

     The accompanying consolidated financial statements as of and for the year ended July 31, 1998 have been restated to reflect a change in the original accounting for the purchase price allocations related to the acquisitions of Tripod, Wisewire and Guestworld. The Company has also restated the accounting for its acquisition of WhoWhere? completed subsequent to July 31, 1998. In a letter (the "SEC Letter"), dated September 9, 1998, to the American Institute of Certified Public Accountants SEC Regulations Committee, which was made public in October 1998, the Securities and Exchange Commission (SEC) set forth its views on purchased in-process research and development. Subsequent to the issuance of the SEC Letter the staff of the SEC has reviewed various filings of the Company. As a part of this review the management of the Company and the staff of the SEC have had discussions with respect to the methods used to value purchased in-process research and development that was written off at the date of acquisition. As a result of these discussions, the Company has modified the methods used to value purchased in-process research and development in connection with the Company's acquisitions. This resulted in a reduction in the amount of the charge for in-process research and development from $91,239,000 to $17,280,000 and an increase in the amounts allocated to intangible assets from $11,199,000 to $85,158,000. The restatement does not affect previously reported net cash flows for the periods. The effect of this restatement on previously reported consolidated financial statements as of and for the year ended July 31, 1998 is as follows (in thousands except per share amounts):


                                                    Year Ended
                                                   July 31, 1998
                                                   -------------
Statements of Operations:                     As Reported     Restated
                                              -----------     --------
In-process research and development           $   91,239       $ 17,280
Amortization of intangibles                        2,132          7,614
Loss from operations                             (99,968)       (31,491)
Net loss                                         (96,917)       (28,439)
Basic and diluted net loss per share          $    (3.13)      $  (0.92)


                                                   July 31, 1998
                                                   -------------
Balance Sheets:                               As Reported      Restated
                                              -----------      --------
Intangible assets                             $  10,310        $ 78,788
Total assets                                    248,758         317,235
Accumulated deficit                            (108,729)        (40,252)
Total shareholders' equity                      168,687         237,164


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

The purchase price was allocated as follows:

                                                         (restated)

       In process research and development...........   $ 7,200,000
       Developed technology..........................     2,480,000
       Goodwill and other intangible assets..........    49,739,935
       Other assets, principally cash and equipment..     3,633,449
       Liabilities assumed ..........................    (1,603,731)
                                                      -------------

                                                        $61,449,653
                                                      =============

     As a result of discussions with the staff of the SEC, the Company has adjusted the allocation of the purchase price originally reported. Among the factors considered in discussions with the staff of the SEC in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. The remaining identified intangibles, including the value of purchased technology and other intangibles will be amortized on a straight-line basis over five years.

     Accumulated amortization on intangible assets acquired in the acquisition of Tripod was $4,070,000 at July 31, 1998.

     If these projects are not successfully developed, the Company's sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular individual project in-process could impair the value of the intangible assets acquired.

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

The purchase price was allocated as follows:

                                                         (restated)

       In process research and development...........   $ 9,080,000
       Developed technology..........................     1,200,000
       Goodwill and other intangible assets..........    28,907,698
       Other assets, principally cash and equipment..     1,085,290
       Liabilities assumed ..........................      (857,286)
                                                     --------------

                                                        $39,415,702
                                                     ==============

     As a result of discussions with the staff of the SEC, the Company has adjusted the allocation of the purchase price originally reported. Among the factors considered in discussions with the staff of the SEC in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. The remaining identified intangibles, including the value of purchased technology and other intangibles will be amortized on a straight-line basis over five years.

     Accumulated amortization on intangible assets acquired in the acquisition of WiseWire was $1,346,000 at July 31, 1998.

     If these projects are not successfully developed, the Company's sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular individual project in-process could impair the value of the intangible assets acquired.

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

The purchase price was allocated as follows:

                                                (restated)

       In process research and development...   $1,000,000
       Developed technology..................           --
       Goodwill and other intangible assets..    2,830,584
       Property and equipment................       50,000
       Liabilities assumed ..................     (300,000)
                                             -------------

                                                $3,580,584
                                             =============

     As a result of discussions with the staff of the SEC, the Company has adjusted the allocation of the purchase price originally reported. Among the factors considered in discussions with the staff of the SEC in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. The remaining identified intangibles, including the value of purchased technology and other intangibles will be amortized on a straight-line basis over five years.

     Accumulated amortization on intangible assets acquired in the acquisition of GuestWorld was $65,976 at July 31, 1998.

     If these projects are not successfully developed, the Company's sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular individual project in-process could impair the value of the intangible assets acquired.

                                  LYCOS, INC.

In-Process Research and Development

     In connection with the acquisitions of Tripod, WiseWire and GuestWorld, the Company recorded an in-process research and development charge of $17.3 million representing purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. The Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the respective acquisition dates. Each of these activities was evaluated as of the respective acquisition dates so as to determine their stage of development and related fair value. The Company's review, as of the acquisition date, indicated that the in-process research and development had not reached a state of technological feasibility and evidenced no alternative future use. In the case of in-process projects, the Company made estimates to quantify the cost-to-complete for each project, identifying the project date of introduction, the estimated life of the project, the project's "fit" within the Company's own in-process research projects, the revenues to be generated in each future period and the corresponding operating expenses and other charges to apply to this revenue stream. In order to determine the value of the earnings stream attributable to the in-process research and development, the excess earnings from the projects were calculated by deducting the earnings stream attributable to all other assets including working capital and tangible assets. Based upon these assumptions, after-tax cash flows attributable to the in-process project(s) were determined, appropriately discounted back to its respective net present value, taking into account the uncertainty surrounding the successful development of the purchased in-process technology.

  In the Tripod and Wisewire acquisitions, the in-process research and development projects were valued using an Income Approach, which included the application of a discounted future earnings (excess earnings) methodology. In both methodologies, the value of the in-process technology is comprised of the total present value of the future earnings stream attributable to the technology throughout its anticipated life. As a basis for the valuation process, the Company made estimates of the revenue stream to be generated in each future period and the corresponding operating expenses and other charges to apply to this revenue stream. In order to determine the value of the earnings stream that was specifically attributable to the in-process technology, the excess earnings of the projects were calculated by deducting the earnings streams attributable to all other assets, including working capital and tangible assets. Based upon these assumptions, the future after-tax income streams relating to the in-process technologies were discounted to present value using a risk adjusted discount rate that reflected the uncertainty involved in successfully completing and commercializing the in-process technologies.

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

                                  LYCOS, INC.

     The following unaudited pro forma financial information presents the combined results of operations of Lycos, Tripod and WiseWire as if the acquisitions had occurred as of the beginning of 1997, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Lycos, Tripod and WiseWire constituted a single entity during such period. Pro forma information for GuestWorld for periods prior to the acquisition have not been presented because the results of GuestWorld's operations were not material to the Company's historical results.

                 (UNAUDITED)                        LYCOS         TRIPOD        WISEWIRE        COMBINED
                                               --------------  -------------  -------------  ---------------
YEAR ENDED JULY 31, 1998
------------------------
Revenues.....................................   $ 56,060,305    $   731,499    $   310,123    $  57,101,927
Operating expenses and interest income,
  net (restated).............................     87,072,868      2,117,021      2,625,150       91,815,039
                                             --------------------------------------------------------------
Net loss (restated)..........................   $(31,012,563)   $(1,385,522)   $(2,315,027)   $ (34,713,112)
                                             ==============================================================

YEAR ENDED JULY 31, 1997
------------------------
Revenues.....................................   $ 22,273,042    $   517,490    $   111,490    $  22,902,022
Operating expenses and interest income,
  net........................................     28,892,232      3,506,191      2,463,770       34,862,193
                                             --------------------------------------------------------------
Net loss.....................................   $ (6,619,190)   $(2,988,701)   $(2,352,280)   $ (11,960,171)
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

Acquisition of Wired Ventures, Inc.

     On October 5, 1998, the Company entered into a definitive merger agreement to acquire Wired Ventures Inc. in a stock-for-stock transaction valued at approximately $83 million, net of cash to be acquired and the value of shares issuable to the holders of options to purchase common stock of Wired which are exercised prior to the closing of the acquisition. The transaction is intended to be accounted for as a purchase, and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on their respective fair values. Subject to several conditions, including approval of Wired's shareholders, the transaction is expected to close in the third quarter of fiscal 1999.

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

Merger with Home Shopping Network, Ticketmaster and Ticketmaster
   Online--CitySearch

     On February 9, 1999, the Company announced the formation of USA/Lycos Interactive Networks, Inc.("USA/Lycos"), a three way merger between Lycos, Ticketmaster Online-CitySearch, Inc. ("TMCS") and certain USA Networks, Inc. ("USAi") properties; Home Shopping Network, Ticketmaster and First Auction. Under the terms of the proposed merger agreement, Lycos shareholders will own 30% of USA/Lycos, USAi will own 61.5% and TMCS shareholders other than USAi will own 8.5% of USA/Lycos. Additionally, Lycos shareholders can increase their ownership another 5%, to a total of 35%, and TMCS public shareholders can increase their ownership by 0.15%, to a total of 8.65%, should the initial USA/Lycos shares achieve a market value of $45 billion over specified periods.

     The transaction is expected to be completed in the second quarter of calendar 1999 and is subject to Lycos shareholder approval and customary regulatory approvals. Additional information with respect to the proposed transaction is available on Forms 8-K filed with the Securities and Exchange Commission on February 11, 1999 and February 26, 1999.

Litigation

     The Company is subject to several purported class action lawsuits. The complaints allege, among other claims, violations of the United States federal securities law through alleged misrepresentations relating to the Company's agreement to enter into an announced transaction with USA Networks, Inc. and certain affiliated companies. Each complaint seeks an unspecified award of damages. The Company believes that the allegations in the complaints are without merit and intends to contest them vigorously.

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

                                            AS REPORTED                       PRO FORMA
                                --------------------------------- --------------------------------
                                     NET LOSS     LOSS PER SHARE      NET LOSS      LOSS PER SHARE
                                --------------------------------- --------------------------------
Year ended July 31, 1998
  (restated)...................    $(28,439,484)          $(0.92)   $ (35,442,185)          $(1.14)
Year ended July 31, 1997.......    $ (6,619,190)          $(0.24)   $  (7,548,626)          $(0.28)
Year ended July 31, 1996.......    $ (5,087,838)          $(0.21)   $  (5,191,133)          $(0.22)

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

9.   INCOME TAXES

     The company did not record any provision for federal and state income taxes through July 31, 1998. The actual tax expense for 1998, 1997 and 1996 differs from "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 34% to earnings before income taxes) as follows:

                                                          YEAR ENDED JULY 31,
                                                  -----------------------------------
                                                       1998       1997        1996
                                                  ----------- ------------ ----------
                                                   (restated)     (In thousands)
Computed "expected" tax benefit                      $ (9,669)   $(2,251)   $(2,035)
Nondeductible amounts and other differences:
        In Process Research and Development             8,176         --        154
        Other                                              85       (326)        --
Change in valuation allowance for deferred taxes
        allocated to income tax expense                 1,408      2,577      1,881
                                                  ----------- ------------ ----------
                                                     $     --    $    --    $    --
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

                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                              ----------------------------------------------------------------------------------
                                        FISCAL 1998 QUARTER ENDED                FISCAL 1997 QUARTER ENDED
                              ----------------------------------------------------------------------------------
                                OCT. 31    JAN. 31    APR. 30    JUL. 31   OCT. 31   JAN. 31   APR. 30   JUL. 31
                              ----------------------------------------------------------------------------------
Total revenues................   $9,303    $12,603   $ 15,129    $19,025   $ 3,663   $ 5,004   $ 5,853   $ 7,753
Cost of revenues..............    1,779      2,719      4,747      3,268       741       993     1,116     1,487
Gross profit..................    7,524      9,884     10,382     15,757     2,922     4,011     4,737     6,266
Research & development
     expense..................    1,435      1,734      2,704      3,605       974       976     1,158     1,192
In-process research &
     development expense......       --         --     16,280 (1)  1,000 (1)    --        --        --        --
Sales and marketing...........    5,477      7,310     10,172     12,077     4,627     4,754     4,526     5,218
General and administrative
     expenses.................      932        990      1,508      2,200       545       693       645       836
Amortization of intangibles...      113        113      2,294 (1)  5,094 (1)   117       141       161       122
Operating loss................     (433)      (263)   (22,576)(1) (8,219)(1)(3,341)   (2,553)   (1,753)   (1,102)
Interest income...............      540        564        524      1,423       582       541       480       527
Net income (loss).............      107        301    (22,052)    (6,796)   (2,759)   (2,012)   (1,273)     (575)
Basic and diluted net income
(loss) per share..............   $ 0.00    $  0.00   $  (0.71)   $ (0.19)  $ (0.10)  $ (0.08)  $ (0.05)  $ (0.02)
Market Price:
 High.........................    21.00      21.00      39.57      53.63      6.38      9.38     11.38      9.63
 Low..........................     8.13      12.63      17.60      24.16      2.88      4.75      6.00      5.60

(1) Restated, see Note 1

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

Date: April 16, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                         TITLE                       DATE
---------------------------  ----------------------------------  --------------
/s/ Robert J. Davis          President, Chief Executive Officer  April 16, 1999
--------------------------   (Principal Executive Officer) and
       Robert J. Davis       Director

/s/ Edward M. Philip         Chief Operating Officer, Chief      April 16, 1999
--------------------------   Financial Officer (Principal
     Edward M. Philip        Financial Officer), Accounting
                             Officer and Secretary

/s/ Daniel J. Nova           Director                            April 16, 1999
--------------------------
     Daniel J. Nova

/s/ John M. Connors, Jr.     Director                            April 16, 1999
--------------------------
     John M. Connors, Jr.

/s/ Richard Sabot            Director                            April 16, 1999
--------------------------
      Richard Sabot