Form 10-Q/A
period 1998-10-31
LYCOS INC
filed 1999-04-16
CIK 1007992

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

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

                                  LYCOS, INC.

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

ITEM 1    Unaudited Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
          October 31, 1998 (Restated) and July 31, 1998...................    3

          Condensed Consolidated Statements of Operations
          Three months ended October 31, 1998 (Restated) and 1997.........    4

          Condensed Consolidated Statements of Cash Flows
          Three months ended October 31, 1998 (Restated) and 1997.........    5

          Notes to Condensed Consolidated Financial Statements
           (Restated).....................................................    7

ITEM 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   12

PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings...............................................   16

ITEM 2    Changes in Securities...........................................   16

ITEM 3    Defaults Upon Senior Securities.................................   16

ITEM 4    Submission of Matters to a Vote of Securities Holders...........   16

ITEM 5    Other Information...............................................   16

ITEM 6    Exhibits and Reports on Form 8-K................................   16

          Signature.......................................................   17

                                  LYCOS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                               OCTOBER 31,               JULY 31,
                                                                                  1998                     1998
                                                                        -----------------------      ------------------
                                                                        (Unaudited and Restated)        (Restated)
                                      ASSETS
Current assets:
  Cash and cash equivalents................................................    $ 140,771,169           $ 153,728,200
  Accounts receivable, net.................................................       15,906,633              10,958,470
  License fees receivable..................................................       27,099,167              30,223,986
  Prepaid expenses.........................................................       18,627,723               5,559,842
  Other current assets.....................................................          636,352                 326,292
                                                                               -------------           -------------
     Total current assets..................................................      203,041,044             200,796,790
                                                                               -------------           -------------

Property and equipment, less accumulated depreciation......................        6,155,196               3,960,059
Long-term license fees receivable..........................................       25,625,000              21,537,371
Investments................................................................        8,427,416               8,874,568
Intangible assets, net.....................................................      227,973,842              78,787,554
Other assets...............................................................        4,809,929               3,278,994
                                                                               -------------           -------------
     Total assets..........................................................    $ 476,032,427           $ 317,235,336
                                                                               =============           =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................    $   3,019,042           $   4,873,302
  Accrued expenses.........................................................       15,457,660              17,277,168
  Deferred revenues........................................................       32,879,177              30,730,390
  Billings in excess of revenues...........................................          800,041                 681,849
  Current portion of long-term debt........................................        1,538,469                 171,783
                                                                               -------------           -------------
     Total current liabilities.............................................       53,694,389              53,734,492

Deferred revenues..........................................................       28,395,581              26,159,754
Long-term debt, less current portion.......................................        1,445,323                 140,749
Deferred income taxes......................................................           31,667                  36,667
                                                                               -------------           -------------
                                                                                  29,872,571              26,337,170

Commitments and contingencies                                                             --                      --

Stockholders' equity:
  Common stock.............................................................          433,610                 389,916
  Additional paid-in capital...............................................      436,889,126             278,126,582
  Treasury stock, at cost..................................................         (984,595)               (984,593)
  Deferred compensation....................................................         (104,704)               (116,338)
  Accumulated deficit......................................................      (43,847,826)            (40,251,893)
  Accumulated other comprehensive income...................................           79,856                      --
                                                                               -------------           -------------
     Total stockholders' equity............................................      392,465,467             237,163,674
                                                                               -------------           -------------
     Total liabilities and stockholders' equity............................    $ 476,032,427           $ 317,235,336
                                                                               =============           =============

    See accompanying notes to condensed consolidated financial statements.

                                  LYCOS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                        THREE MONTHS            THREE MONTHS
                                                                            ENDED                   ENDED
                                                                        OCTOBER 31,              OCTOBER 31,
                                                                            1998                    1997
                                                                    -------------------      ------------------
                                                                         (Restated)
REVENUES:
  Advertising.......................................................   $ 17,274,840             $ 6,409,033
  Electronic commerce, license and other............................      7,509,279               2,894,119
                                                                       ------------             -----------
     Total revenues.................................................     24,784,119               9,303,152
Cost of revenues....................................................      5,300,325               1,779,382
                                                                       ------------             -----------
     Gross profit...................................................     19,483,794               7,523,770
Operating expenses:
  Research and development..........................................      5,303,566               1,434,535
  Sales and marketing...............................................     16,170,301               5,476,746
  General and administrative........................................      2,486,226                 931,779
  Amortization of intangible assets.................................     11,135,885                 113,422
                                                                       ------------             -----------
     Total operating expenses.......................................     35,095,978               7,956,482
                                                                       ------------             -----------
Operating loss......................................................    (15,612,184)               (432,712)
Interest income, net................................................      1,896,420                 540,192
Gain on sale of investments.........................................     10,119,831                      --
                                                                       ------------             -----------
Net income (loss)...................................................   $ (3,595,933)            $   107,480
                                                                       ============             ===========
Basic and diluted net income (loss) per share.......................   $      (0.09)            $      0.00
                                                                       ============             ===========
Shares used in computing net income (loss) per share:
     Basic..........................................................     41,909,950              28,185,860
                                                                       ============             ===========
     Diluted........................................................     41,909,950              29,363,952
                                                                       ============             ===========


    See accompanying notes to condensed consolidated financial statements.

                                  LYCOS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        THREE MONTHS           THREE MONTHS
                                                                           ENDED                  ENDED
                                                                        OCTOBER 31,            OCTOBER 31,
                                                                            1998                   1997
                                                                    -----------------      -----------------
                                                                         (Restated)
OPERATING ACTIVITIES
Net income (loss)...................................................     $ (3,595,933)           $   107,480
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Amortization of deferred compensation.............................           11,634                 34,196
  Depreciation......................................................          885,683                261,344
  Amortization of intangible assets.................................       11,135,885                106,787
  Allowance for doubtful accounts...................................         (107,018)               105,021
  Gain on sale of investments.......................................      (10,119,831)                    --
  Deferred income taxes.............................................           (5,000)                (5,000)
Changes in operating assets and liabilities:
  Accounts receivable...............................................       (2,495,311)              (763,452)
  License fees receivable...........................................         (962,810)              (386,340)
  Prepaid expenses..................................................      (11,769,432)              (548,607)
  Other current assets..............................................         (306,019)              (695,541)
  Other assets......................................................       (1,505,584)                    --
  Accounts payable..................................................       (3,442,969)             1,618,132
  Accrued expenses..................................................       (3,480,814)              (898,925)
  Deferred revenues.................................................        2,438,932              1,527,776
  Billings in excess of revenues....................................          118,192               (760,471)
  Due to related parties............................................               --                  5,401
                                                                         ------------            -----------
Net cash used in operating activities...............................      (23,200,395)              (292,199)
                                                                         ------------            -----------

INVESTING ACTIVITIES
Purchase of property and equipment..................................         (166,423)              (103,145)
Acquisition costs paid..............................................       (1,114,101)                    --
Cash proceeds from sale of investment...............................       12,158,790                     --
Cash acquired through acquisitions..................................        1,906,467                     --
Investment in affiliates............................................       (1,511,951)                    --
                                                                         ------------            -----------
Net cash provided by (used in) investing activities.................       11,272,782               (103,145)
                                                                         ------------            -----------

FINANCING ACTIVITIES
Proceeds from exercise of stock options.............................          778,953                646,453
Proceeds from issuance of common stock under ESPP...................           82,522                     --
Proceeds from note receivable.......................................          623,438                     --
Payments on notes payable...........................................       (2,514,331)                    --
                                                                         ------------            -----------
Cash provided by (used in) financing activities.....................       (1,029,418)               646,453
                                                                         ------------            -----------
Net increase (decrease) in cash and cash equivalents................      (12,957,031)               251,109
                                                                         ------------            -----------
Cash and cash equivalents at beginning of period....................      153,728,200             40,766,258
                                                                         ------------            -----------
Cash and cash equivalents at end of period..........................     $140,771,169            $41,017,367
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

  The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Certain information and related footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1998, included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 16, 1999. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.


Restatement Related to Acquired In-Process Technology

     The accompanying consolidated financial statements as of and for the year ended July 31, 1998 have been restated to reflect a change in the original accounting for the purchase price allocations related to the acquisitions of Tripod, Wisewire, Guestworld and WhoWhere?. In a letter (the "SEC Letter"), dated September 9, 1998, to the American Institute of Certified Public Accountants SEC Regulations Committee, which was made public in October, 1998, the Securities and Exchange Commission (SEC) set forth its views on purchased in-process research and development. Subsequent to the issuance of the SEC Letter the staff of the SEC has reviewed various filings of the Company. As part of this review the management of the Company and the staff of the SEC have had discussions with respect to the methods used to value purchased in-process research and development that was written off at the date of acquisition. As a result of these discussions, the Company has modified the methods used to value purchased in-process research and development in connection with the Company's acquisitions. This resulted in a reduction in the amount of charges for in-process research and development from $106,639,000 to $17,280,000 and an increase in the amounts allocated to intangible assets from $156,121,336 to $245,480,391. The restatement does not affect previously reported net cash flows for the periods. The effect of this restatement on previously reported consolidated financial statements as of and for the three months ended October 31, 1998 is as follows (in thousands except per share amounts):


                                             Three Months Ended
                                              October 31, 1998
                                             ------------------
Statement of Operations:               As Reported        Restated
                                       -----------       -----------
In-process research and Development     $  15,400        $       --
Amortization of intangibles                 6,796            11,136
Loss from operations                      (26,673)          (15,612)
Net Loss                                  (14,656)           (3,596)
Basic and diluted net loss per share        (0.35)            (0.09)

                                              October 31, 1998                    July 31, 1998
                                              ----------------                   ----------------
Balance Sheets:                          As Reported        Restated        As Reported        Restated
                                         -----------       -----------      -----------       -----------
Intangible assets                       $ 148,436          $ 227,974         $  10,310         $  78,788
Total Assets                              396,495            476,032           248,758           317,235
Accumulated deficit                      (123,385)           (43,848)         (108,729)          (40,252)
Total shareholders' equity                312,928            392,465           168,687           237,164


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

4.  COMPREHENSIVE INCOME (LOSS)

  The Company adopted Statement of Financial Accounting Standard No. 130 (SFAS
130), "Reporting Comprehensive Income" during the quarter ended October 31, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities.
For the quarter ended October 31, 1998, comprehensive loss was $3,516,077. The difference between net loss and comprehensive loss for the quarter is due to $79,856 of unrealized gains on marketable securities classified as available-for-sale. The Company had no "other comprehensive income" items in the quarter ended October 31, 1997.

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

The purchase price was allocated as follows:                     (Restated)

 Developed technology, goodwill and
    other intangibles                                           $160,322,174
 Other assets, principally cash and equipment                      9,117,977
 Liabilities assumed                                             (10,381,288)
                                                                ------------
         Purchase price                                         $159,058,863
                                                                ============


  Pro forma financial information for the three months ended October 31, 1998 is not materially different than the Company's actual consolidated results as reported, which do not include the results from operations of WhoWhere? for the twelve days from August 1, 1998 to August 12, 1998. Unaudited combined pro forma financial information for the three months ended October 31, 1997, assuming the WhoWhere? acquisition had occurred on August 1, 1997, would have resulted in net revenues of $10.1 million, net loss of $12.0 million, and basic and diluted loss per share of $.36. The pro forma net loss includes amortization of developed technology, goodwill and other intangible assets of $8.1 million for the three months ended October 31, 1997. The unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the actual results of operations had the acquisition occurred on August 1, 1997, nor the results of any future period.

                                  LYCOS, INC.

9. ACQUISITIONS (continued)


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


11.  SUBSEQUENT EVENTS

Merger with Home Shopping Network, Ticketmaster and Ticketmaster
     Online--CitySearch

     On February 9, 1999, the Company announced the formation of USA/Lycos Interactive Networks, Inc. ("USA/Lycos"), a three way merger between Lycos, Ticketmaster Online-CitySearch, Inc. ("TMCS") and certain USA Networks, Inc. ("USAi") properties; Home Shopping Network, Ticketmaster and First Auction. Under the terms of the proposed merger agreement, Lycos shareholders will own 30% of USA/Lycos, USAi will own 61.5% and TMCS shareholders other than USAi will own 8.5% of USA/Lycos. Additionally, Lycos shareholders can increase their ownership another 5%, to a total of 35%, and TMCS public shareholders can increase their ownership by 0.15%, to a total of 8.65%, should the initial USA/Lycos shares achieve a market value of $45 billion over specified periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This quarterly report on Form 10-Q/A amends and supersedes, to the extent set forth herein, the Registrant's quarterly report on Form 10-Q for the three months ended October 31, 1998 previously filed on December 14, 1998. As more particularly set forth below, the following financial and related information has been updated in connection with the filing of the restated financial statements included herein.

  The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the "Factors Affecting the Company's Business, Operating Results and Financial Condition"
section included in the Company's 1998 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 16, 1999.


RESULTS OF OPERATIONS

Restatement Related to Acquired In-Process Technology

     The accompanying consolidated financial statements as of and for the year ended July 31, 1998 have been restated to reflect a change in the original accounting for the purchase price allocations related to the acquisitions of Tripod, Wisewire, Guestworld and WhoWhere?. In a letter (the "SEC Letter"), dated September 9, 1998, to the American Institute of Certified Public Accountants SEC Regulations Committee, which was made public in October 1998, the Securities and Exchange Commission (SEC) set forth its views on purchased in-process research and development. Subsequent to the issuance of the SEC Letter the staff of the SEC has reviewed various filings of the Company. As part of this review the management of the Company and the staff of the SEC have had discussions with respect to the methods used to value purchased in-process research and development that was written off at the date of acquisition. As a result of these discussions, the Company has modified the methods used to value purchased in-process research and development in connection with the Company's acquisitions. This resulted in a reduction in the amount of charges for in-process research and development from $106,639,000 to $17,280,000 and an increase in the amounts allocated to intangible assets from $156,121,336 to $245,480,391. The restatement does not affect previously reported net cash flows for the periods. The effect of this restatement on previously reported consolidated financial statements as of and for the three months ended October 31, 1998 is as follows (in thousands except per share amounts):


                                             Three Months Ended
                                              October 31, 1998
                                             ------------------
Statement of Operations:               As Reported        Restated
                                       -----------       -----------
In-process research and Development     $  15,400          $     --
Amortization of intangibles                 6,796            11,136
Loss from operations                      (26,673)          (15,612)
Net Loss                                  (14,656)           (3,596)
Basic and diluted net loss per share        (0.35)            (0.09)

                                              October 31, 1998                    July 31, 1998
                                              ----------------                   ----------------
Balance Sheets:                          As Reported        Restated        As Reported        Restated
                                         -----------       -----------      -----------       -----------
Intangible assets                       $ 148,436          $ 227,974         $  10,310         $  78,788
Total Assets                              396,495            476,032           248,758           317,235
Accumulated deficit                      (123,385)           (43,848)         (108,729)          (40,252)
Total shareholders' equity                312,928            392,465           168,687           237,164


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

  Amortization of Intangible Assets     Amortization of intangible assets was
approximately $11.1 million for the three months ended October 31, 1998 versus $113,000 for the three months ended October 31, 1997. The increase is attributable to increased amortization related to developed technology and goodwill and other intangible assets recorded upon the acquisitions of WhoWhere?, Tripod, WiseWire and GuestWorld.

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

FACTORS WHICH MAY AFFECT FUTURE OPERATIONS

  There are a number of business factors which singularly or combined may affect the Company's future operating results. These factors include dependence on third party relationships to create traffic on the Company's websites, dependence on major customers, dependence on advertising revenues, dependence on the Internet, rapid technological change, competition and variability of quarterly results, which have been outlined in the Company's 1998 Annual Report on Form 10-K/A.

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


                                  LYCOS, INC.


Date:  April 16, 1999             By: /s/ Edward M. Philip
                                      ------------------------------------
                                      Edward M. Philip
                                      Chief Operating Officer and
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                       Officer, Authorized Officer)