Form 10-Q/A
period 1999-01-31
LYCOS INC
filed 1999-04-16
CIK 1007992

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

                                  Lycos, Inc.

                               Table of Contents

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1   Unaudited Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets

         January 31, 1999 (Restated) and July 31, 1998 (Restated).........  3

         Condensed Consolidated Statements of Operations
         Three and six months ended January 31, 1999 (Restated)
         and 1998.........................................................  4

         Condensed Consolidated Statements of Cash Flows
         Six months ended January 31, 1999 (Restated) and 1998............  5

         Notes to Condensed Consolidated Financial Statements (Restated)..  7

ITEM 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................ 13

PART II  OTHER INFORMATION

ITEM 1   Legal Proceedings................................................ 17

ITEM 2   Change in Securities............................................. 18

ITEM 3   Defaults Upon Senior Securities.................................. 18

ITEM 4   Submission of Matters to a Vote of Securities Holders............ 18

ITEM 5   Other Information................................................ 18

ITEM 6   Exhibits and Reports on Form 8-K................................. 18

         Signature........................................................ 19

                                  LYCOS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 January 31,        July 31,
                                                    1999              1998
                                               --------------     -------------
                   Assets                      (Unaudited and       (Restated)
                                                  Restated)
Current assets:
  Cash and cash equivalents................    $ 135,167,427      $ 153,728,200
  Accounts receivable, net.................       14,572,378         10,958,470
  License fees receivable..................       32,179,025         30,223,986
  Prepaid expenses.........................       15,561,377          5,559,842
  Other current assets.....................          728,852            326,292
                                               -------------      -------------
     Total current assets..................      198,209,059        200,796,790
                                               -------------      -------------

Property and equipment, less accumulated
  depreciation.............................        5,733,803          3,960,059
Long-term license fees receivable..........       27,996,234         21,537,371
Investments................................       12,836,593          8,874,568
Intangible assets, net.....................      215,696,730         78,787,554
Other assets...............................        4,442,304          3,278,994
                                               -------------      -------------
     Total assets..........................    $ 464,914,723      $ 317,235,336
                                               =============      =============

    Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable.........................    $   1,534,757      $   4,873,302
  Accrued expenses.........................       13,199,130         17,277,168
  Deferred revenues........................       34,234,056         30,730,390
  Billings in excess of revenues...........          251,298            681,849
  Current portion of long-term debt........        1,393,039            171,783
                                               -------------      -------------
     Total current liabilities.............       50,612,280         53,734,492

Deferred revenues..........................       27,839,338         26,159,754
Long-term debt, less current portion.......        1,220,357            140,749
Other liabilities..........................           26,667             36,667
                                               -------------      -------------
                                                  29,086,362         26,337,170

Commitments and contingencies                             --                 --

Stockholders' equity:
  Common stock.............................          438,821            389,916
  Additional paid-in capital...............      440,966,418        278,126,582
  Treasury stock, at cost..................         (984,600)          (984,593)
  Deferred compensation....................          (93,070)          (116,338)
 Accumulated deficit.......................      (57,600,476)       (40,251,893)
  Accumulated other comprehensive income...        2,488,988                 --
                                               -------------      -------------
     Total stockholders' equity............      385,216,081        237,163,674
                                               -------------      -------------
     Total liabilities and stockholders'
      equity...............................    $ 464,914,723      $ 317,235,336
                                               =============      =============

     See accompanying notes to condensed consolidated financial statements.

                                  LYCOS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three Months Ended                               Six Months Ended
                                                          January 31,                                    January 31,
                                               -----------------------------------             ------------------------------------
                                                  1999                   1998                      1999                    1998
                                               ------------            -----------             ------------             -----------
                                                (Restated)                                      (Restated)
Revenues:
  Advertising.............................     $ 20,888,289            $ 9,575,267             $ 38,163,129             $15,984,300
  Electronic commerce, license and other..        9,663,892              3,027,451               17,173,171               5,921,570
                                               ------------            -----------             ------------             -----------
     Total revenues.......................       30,552,181             12,602,718               55,336,300              21,905,870
Cost of revenues..........................        6,439,806              2,718,738               11,740,131               4,498,120
                                               ------------            -----------             ------------             -----------
     Gross profit.........................       24,112,375              9,883,980               43,596,169              17,407,750
Operating expenses:
  Research and development................        6,055,358              1,734,063               11,358,924               3,168,599
  Sales and marketing.....................       18,046,230              7,309,968               34,216,531              12,786,713
  General and administrative..............        3,101,519              1,001,589                5,587,745               1,945,002
  Amortization of intangible assets.......       12,277,112                101,788               23,412,997                 203,576
                                               ------------            -----------             ------------             -----------
     Total operating expenses.............       39,480,219             10,147,408               74,576,197              18,103,890
                                               ------------            -----------             ------------             -----------
Operating loss............................      (15,367,844)              (263,428)             (30,980,028)               (696,140)

Interest income, net......................        1,615,194                564,547                3,511,614               1,104,739
Gain on sale of investments...............               --                     --               10,119,831                      --
Income taxes..............................               --                     --                       --                      --
                                               ------------            -----------             ------------             -----------
Net income (loss).........................     $(13,752,650)           $   301,119             $(17,348,583)            $   408,599
                                               ============            ===========             ============             ===========
Basic and diluted net income (loss) per
 share....................................           $(0.32)                 $0.01                   $(0.41)                  $0.01
                                               ============            ===========             ============             ===========
Shares used in computing net income
     (loss) per share:
     Basic................................       42,956,406             28,509,500               42,433,178              28,350,122
                                               ============            ===========             ============             ===========
     Diluted..............................       42,956,406             29,638,448               42,433,178              29,415,618
                                               ============            ===========             ============             ===========

     See accompanying notes to condensed consolidated financial statements.

                                  LYCOS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Six Months Ended
                                                                  January 31,
                                                        -------------------------------
                                                             1999                1998
                                                        ------------        -----------
                                                         (Restated)
Operating activities
Net income (loss)..................................     $(17,348,583)       $   408,599
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
  Amortization of deferred compensation............           23,268             45,830
  Depreciation.....................................        1,735,624            540,762
  Amortization of intangible assets................       23,412,997            203,576
  Allowance for doubtful accounts..................          116,856            243,314
  Gain on sale of investments......................      (10,119,831)                --
Changes in operating assets and liabilities:
  Accounts receivable..............................       (1,384,930)          (360,426)
  License fees receivable..........................       (8,413,902)        (8,152,701)
  Prepaid expenses.................................       (8,699,045)         2,165,877
  Other current assets.............................         (402,560)          (110,511)
  Other assets.....................................       (1,137,959)            (1,345)
  Accounts payable.................................       (4,927,254)         2,293,152
  Accrued expenses.................................       (5,739,344)          (903,336)
  Deferred revenues................................        3,237,568          5,065,195
  Billings in excess of revenues...................         (430,551)        (1,605,129)
  Other liabilities................................          (10,000)           (10,000)
  Due to related parties...........................               --              5,612
                                                        ------------        -----------
Net cash used in operating activities..............      (30,087,646)          (171,531)
                                                        ------------        -----------
Investing activities
Purchase of property and equipment.................         (594,971)          (225,892)
Acquisition costs paid.............................       (1,114,101)                --
Cash proceeds from sale of available-for-sale
 investment........................................       12,158,790                 --
Cash acquired through acquisitions.................        1,906,467                 --
Investment in affiliates...........................       (3,511,996)                --
                                                        ------------        -----------
Net cash provided by (used in) investing
 activities........................................        8,844,189           (225,892)
                                                        ------------        -----------

Financing activities
Proceeds from exercise of stock options............        4,861,451            956,921
Proceeds from issuance of common stock
 under ESPP........................................           82,522             24,965
Proceeds from notes receivable.....................          623,438                 --
Payments on notes payable..........................       (2,884,727)                --
                                                        ------------        -----------

Net cash provided by financing activities..........        2,682,684            981,886
                                                        ------------        -----------

Net increase (decrease) in cash and cash
 equivalents.......................................      (18,560,773)           584,463
                                                        ------------        -----------

Cash and cash equivalents at beginning of
 period............................................      153,728,200         40,766,258
                                                        ------------        -----------
Cash and cash equivalents at end of period.........     $135,167,427        $41,350,721
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

Restatement Related to Acquired In-Process Technology

  The accompanying consolidated financial statements as of and for the year ended July 31, 1998 have been restated to reflect a change in the original accounting for the purchase price allocations related to the acquisitions of Tripod, Wisewire, Guestworld and WhoWhere?. In a letter (the "SEC Letter"), dated September 9, 1998, to the American Institute of Certified Public Accountants SEC Regulations Committee, which was made public in October 1998, the Securities and Exchange Commission (SEC) set forth its views on purchased in-process research and development. Subsequent to the issuance of the SEC Letter the staff of the SEC has reviewed various filings of the Company. As a part of this review the management of the Company and the staff of the SEC have had discussions with respect to the methods used to value purchased in-process research and development that was written off at the date of acquisition. As a result of these discussions, the Company has modified the methods used to value purchased in-process research and development in connection with the Company's acquisitions. This resulted in a reduction in the amount of charges for in-process research and development from $106,639,000 to $17,280,000 and an increase in the amounts allocated to intangible assets from $156,121,336 to $245,480,391. The restatement does not affect previously reported net cash flows for the periods. The effect of this restatement on previously reported consolidated financial statements as of and for the three and six months ended January 31, 1999 is as follows (in thousands except per share amount):

                                          Three Months Ended              Six Months Ended
                                           January 31, 1999               January 31, 1999
                                           ----------------               ----------------
Statements of Operations:               As Reported     Restated       As Reported     Restated
                                        -----------     --------       -----------     --------
In-Process research and development      $       -      $      -        $ 15,400       $      -
Amortization of intangibles                  7,809        12,277          14,605         23,413
Loss from operations                       (10,900)      (15,368)        (37,572)       (30,980)
Net Loss                                    (9,285)      (13,753)        (23,941)       (17,349)
Basic and diluted net loss per share         (0.22)        (0.32)          (0.56)         (0.41)

                                            January 31, 1999                July 31, 1998
                                            ----------------                -------------
Balance Sheets:                         As Reported     Restated        As Reported     Restated
                                        -----------     --------        -----------     --------
Intangible assets                        $ 140,627      $215,697         $  10,310      $ 78,788
Total assets                               389,845       464,915           248,758       317,235
Accumulated deficit                       (132,670)      (57,600)         (108,729)      (40,252)
Total shareholders' equity                 310,147       385,216           168,687       237,164

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

4.  Comprehensive Income (Loss)

  The Company adopted Statement of Financial Accounting Standard No. 130 (SFAS
130), "Reporting Comprehensive Income" during the quarter ended October 31, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. Comprehensive loss was $11,343,518 and $14,859,595 for the three and six month periods ended January 31, 1999, respectively. The difference between net loss and comprehensive loss for the three and six months ended January 31, 1999 is due to $2,409,132 and $2,488,988, respectively of unrealized gains on the Company's remaining investment in Amazon.com, which is classified as an available-for-sale investment under SFAS 115. The Company had no "other comprehensive income" items in the three and six month periods ended January 31, 1998.

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

                                  LYCOS, INC.

8. Acquisitions (continued)

  Pro forma financial information for the six months ended January 31, 1999 is not materially different than the Company's actual consolidated results as reported, which do not include the results from operations of WhoWhere for the twelve days from August 1, 1998 to August 12, 1998. Unaudited combined pro forma financial information for the three months ended January 31, 1998, assuming the WhoWhere? acquisition had occurred on August 1, 1997, would have resulted in net revenues of $13.8 million, net loss of $7.2 million, and basic and diluted net loss per share of $.21. Unaudited combined pro forma financial information for the six months ended January 31, 1998, assuming the WhoWhere? acquisition had occurred on August 1, 1997, would have resulted in net revenues of $23.9 million, net loss of $19.2 million, and basic and diluted net loss per share of $.59. The pro forma net loss includes amortization of developed technology, goodwill and other intangible assets of $8.1 million and $16.2 million for the three and six months ended January 31, 1998, respectively. The unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the actual results of operations had the acquisition occurred on August 1, 1997, nor the results of any future period.

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

The estimated purchase price is expected to be allocated as follows (in thousands):

 Developed technology, goodwill and other intangible
  assets                                                         $216,269
 In-process research and development                                5,000
 Cash                                                              37,254
 Other assets, principally accounts receivable
  and equipment                                                    16,489
 Liabilities assumed                                              (15,678)
 Redeemable convertible preferred stock                           (24,558)
                                                                 --------
                                                                 $234,776
                                                                 ========

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


10. Subsequent Event

Merger with Home Shopping Network, Ticketmaster and Ticketmaster Online -
    CitySearch

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

Litigation

     The Company is subject to several purported class action lawsuits. The compliants allege, among other claims, violations of the United States federal securities law through alleged misrepresentations relating to the Company's agreement to enter into an announced transaction with USA Networks, Inc. and certain affiliated companies. Each compliant seeks an unspecified award of damages. The Company believes that the allegations in the compliants are without merit and intends to contest them vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This quarterly report on Form 10-Q/A amends and supersedes, to the extent set forth herein, the Registrant's quarterly report on Form 10-Q for the three and six months ended January 31, 1999 previously filed on March 16, 1999. As more particularly set forth below, the following financial and related information has been updated in connection with the filing of the related financial statements included herein.

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

Results of Operations

Restatement Related to Acquired In-Process Technology

  The accompanying consolidated financial statements as of and for the year ended July 31, 1998 have been restated to reflect a change in the original accounting for the purchase price allocations related to the acquisitions of Tripod, Wisewire, Guestworld and WhoWhere?. In a letter (the "SEC Letter"), dated September 9, 1998, to the American Institute of Certified Public Accountants SEC Regulations Committee, which was made public in October 1998, the Securities and Exchange Commission (SEC) set forth its views on purchased in-process research and development. Subsequent to the issuance of the SEC Letter the staff of the SEC has reviewed various filings of the company. As part of this review the management of the Company and the staff of the SEC have had discussions with respect to the methods used to value purchased in-process research and development that was written off at the date of acquisition. As a result of these discussions, the Company has modified the methods used to value purchased in-process research and development in connection with the Company's acquisitions. This resulted in a reduction in the amount of charges for in-process research and development from $106,639,000 to $17,280,000 and an increase in the amounts allocated to intangible assets from $156,121,336 to $245,480,391. The restatement does not affect previously reported net cash flows for the periods. The effect of this restatement on previously reported consolidated financial statements as of and for the three and six months ended January 31, 1999 is as follows (in thousands except per share amount):

                                          Three Months Ended              Six Months Ended
                                           January 31, 1999               January 31, 1999
                                           ----------------               ----------------
Statements of Operations:               As Reported     Restated       As Reported     Restated
                                        -----------     --------       -----------     --------
In-Process research and development      $       -      $      -        $ 15,400       $      -
Amortization of intangibles                  7,809        12,277          14,605         23,413
Loss from operations                       (10,900)      (15,368)        (37,572)       (30,980)
Net Loss                                    (9,285)      (13,753)        (23,941)       (17,349)
Basic and diluted net loss per share         (0.22)        (0.32)          (0.56)         (0.41)

                                            January 31, 1999                July 31, 1998
                                            ----------------                -------------
Balance Sheets:                         As Reported     Restated        As Reported     Restated
                                        -----------     --------        -----------     --------
Intangible assets                        $ 140,627      $215,697         $  10,310      $ 78,788
Total assets                               389,845       464,915           248,758       317,235
Accumulated deficit                       (132,670)      (57,600)         (108,729)      (40,252)
Total shareholders' equity                 310,147       385,216           168,687       237,164

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

  Amortization of Intangible Assets     Amortization of intangible assets was
$12.3 million and $23.4 million for the three and six months ended January 31, 1999 versus $102,000 and $204,000 for the three and six months ended January 31, 1998. The increase is attributable to increased amortization related to developed technology and goodwill and other intangible assets recorded upon the acquisitions of WhoWhere?, Tripod, WiseWire and GuestWorld.

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

                                    PART II

ITEM 1.  Legal Proceedings

          On November 5, 1998, Labrador Software, Inc. filed a lawsuit in the United States District Court for the District of Massachusetts against Lycos alleging Lycos violated several of Labrador's rights under 15 U.S.C. 1125, and Massachusetts statutory and common law. More specifically, Labrador alleges that Lycos' current advertising campaign featuring a black labrador retriever retrieving information on the Internet constitutes: (1) both unfair competition and trademark infringement under both federal and common law; (2) injury to Labrador's business reputation and trademark dilution under Massachusetts statutory and common law; and
      (3) unfair and deceptive trade practices under Massachusetts statutory law. Labrador requested that the court issue a temporary restraining order restraining Lycos from selling or advertising the Lycos products and services under the current advertising campaign, which request the court denied. Labrador has appealed the order denying the motion. Lycos is vigourously defending against the lawsuit and does not believe the outcome would have a material adverse effect on its business, financial condition, results of operations or cash flows.

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