Form 10-Q
period 1999-04-30
LYCOS INC
filed 1999-06-11
CIK 1007992

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

                  For the Quarterly period ended April 30, 1999

                         Commission File Number 0-27830

                                   -----------

                                   LYCOS, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                   04-3277338
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                    Identification No.)


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

  [X]  Yes    [ ]  No


     The number of shares outstanding of the registrant's Common Stock as of June 10, 1999 was 43,629,408.

================================================================================

                                   Lycos, Inc.

                                Table of Contents


                                                                          Page
                                                                         ------
PART I.   Financial Information

ITEM 1    Unaudited Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
             April 30, 1999 and July 31, 1998............................   3

          Condensed Consolidated Statements of Operations
             Three and nine months ended April 30, 1999 and 1998.........   4

          Condensed Consolidated Statements of Cash Flows
             Nine months ended April 30, 1999 and 1998...................   5

          Notes to Condensed Consolidated Financial Statements...........   7

ITEM 2    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................  10

PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings..............................................  15

ITEM 2    Change in Securities...........................................  16

ITEM 3    Defaults Upon Senior Securities................................  16

ITEM 4    Submission of Matters to a Vote of Securities Holders..........  16

ITEM 5    Other Information..............................................  16

ITEM 6    Exhibits and Reports on Form 8-K...............................  16

          Signature......................................................  17

                                   LYCOS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 April 30,          July 31,
                                                                                   1999               1998
                                                                             -----------------  -----------------
                                    Assets                                       (Unaudited)
Current assets:
     Cash and cash equivalents...............................................    $132,381,243      $153,728,200
     Accounts receivable, net................................................      15,256,997        10,958,470
     License fees receivable.................................................      82,439,368        30,223,986
     Prepaid expenses........................................................      13,812,266         5,559,842
     Other current assets....................................................         810,819           326,292
                                                                             -----------------  -----------------
          Total current assets...............................................     244,700,693       200,796,790
                                                                             -----------------  -----------------

Property and equipment, less accumulated depreciation........................       5,407,606         3,960,059
Long-term license fees receivable............................................      65,432,067        21,537,371
Investments..................................................................      14,652,224         8,874,568
Intangible assets, net.......................................................     203,422,710        78,787,554
Other assets ................................................................       4,874,945         3,278,994
                                                                             -----------------  -----------------
          Total assets.......................................................    $538,490,245      $317,235,336
                                                                             =================  =================

                     Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable........................................................    $  2,873,091      $  4,873,302
     Accrued expenses........................................................       8,801,067        17,277,168
     Deferred revenues.......................................................      73,464,466        31,412,239
     Current portion of long-term debt.......................................       1,393,039           171,783
                                                                             -----------------  -----------------
          Total current liabilities..........................................      86,531,663        53,734,492

Deferred revenues............................................................      74,565,989        26,159,754
Long-term debt, less current portion.........................................       1,030,767           140,749
Other liabilities............................................................          21,667            36,667
                                                                             -----------------  -----------------
                                                                                   75,618,423        26,337,170

Commitments and contingencies                                                             --                --

Stockholders' equity:
     Common stock............................................................         441,345           389,916
     Additional paid-in capital..............................................     443,602,800       278,126,582
     Treasury stock, at cost.................................................        (984,600)         (984,593)
     Deferred compensation...................................................         (81,437)         (116,338)
     Accumulated deficit.....................................................     (70,902,568)      (40,251,893)
     Accumulated other comprehensive income..................................       4,264,619               --
                                                                             -----------------  -----------------
          Total stockholders' equity.........................................     376,340,159       237,163,674
                                                                             -----------------  -----------------
          Total liabilities and stockholders' equity.........................    $538,490,245      $317,235,336
                                                                             =================  =================

     See accompanying notes to condensed consolidated financial statements.

                                   LYCOS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                     Nine Months Ended
                                                         April 30,                              April 30,
                                            -------------------------------------  ------------------------------------
                                                  1999                1998               1999               1998
                                            -----------------   -----------------  -----------------  -----------------
Revenues:
     Advertising............................   $  23,631,513        $ 11,686,820       $ 61,794,642       $ 27,671,120
     Electronic commerce, license and other.      11,450,035           3,442,413         28,623,206          9,363,983
                                            -----------------   -----------------  -----------------  -----------------
         Total revenues.....................      35,081,548          15,129,233         90,417,848         37,035,103
Cost of revenues............................       7,142,436           4,747,367         18,882,567          9,245,487
                                            -----------------   -----------------  -----------------  -----------------
         Gross profit.......................      27,939,112          10,381,866         71,535,281         27,789,616
Operating expenses:
     Research and development...............       6,473,341           2,704,426         17,832,265          5,873,027
     In-process research and development....            --            16,280,000               --           16,280,000
     Sales and marketing....................      20,599,392          10,172,414         54,815,923         22,959,128
     General and administrative.............       3,315,360           1,507,550          8,903,105          3,429,284
     Amortization of intangible assets......      12,274,020           2,293,829         35,687,017          2,520,670
                                            -----------------   -----------------  -----------------  -----------------
         Total operating expenses...........      42,662,113          32,958,219        117,238,310         51,062,109
                                            -----------------   -----------------  -----------------  -----------------
Operating loss..............................     (14,723,001)        (22,576,353)       (45,703,029)       (23,272,493)
Interest income, net........................       1,420,909             524,349          4,932,523          1,629,088
Gain on sale of investments.................            --                  --           10,119,831               --
Income taxes................................            --                  --                 --                 --
                                            -----------------   -----------------  -----------------  -----------------
Net loss....................................    $(13,302,092)       $(22,052,004)      $(30,650,675)      $(21,643,405)
                                            =================   =================  =================  =================
Basic and diluted net loss per share........    $      (0.31)       $      (0.71)      $      (0.72)      $      (0.74)
                                            =================   =================  =================  =================
Shares used in computing basic and
     diluted net loss per share.............      43,282,836          31,015,906         42,710,173         29,276,530
                                            =================   =================  =================  =================


     See accompanying notes to condensed consolidated financial statements.

                                   LYCOS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Nine Months Ended
                                                                                    April 30,
                                                                       ------------------------------------
                                                                             1999               1998
                                                                       -----------------  -----------------
Operating activities
Net loss..............................................................  $ (30,650,675)      $ (21,643,405)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization of deferred compensation............................           34,901             57,464
     Depreciation.....................................................        2,572,551            978,317
     Amortization of intangible assets................................       35,687,017          2,520,670
     Allowance for doubtful accounts..................................          294,295            294,377
     Gain on sale of investments......................................     (10,119,831)               --
     In-process research and development..............................             --           16,280,000
Changes in operating assets and liabilities:
     Accounts receivable..............................................      (2,246,988)        (3,427,800)
     License fees receivable..........................................     (96,110,078)       (41,145,787)
     Prepaid expenses.................................................      (6,949,934)          3,369,416
     Other current assets.............................................        (484,527)          (326,292)
     Other assets.....................................................      (1,570,600)            (2,597)
     Accounts payable.................................................      (3,588,920)        (2,908,080)
     Accrued expenses.................................................     (10,137,407)          1,801,504
     Deferred revenues................................................       89,918,190         39,444,719
     Billings in excess of revenues...................................      (1,405,410)          (503,991)
     Other liabilities................................................         (15,000)           (15,000)
                                                                       -----------------  -----------------
Net cash used in operating activities.................................     (34,772,416)        (5,226,485)
                                                                       -----------------  -----------------

Investing activities
Purchase of property and equipment....................................      (1,105,700)        (1,270,932)
Acquisition costs paid................................................      (1,114,101)        (1,253,217)
Cash proceeds from sale of available-for-sale investment..............       12,158,790               --
Cash acquired through acquisitions....................................        1,906,467          4,215,056
Investment in affiliates..............................................      (3,551,996)          (992,125)
                                                                       -----------------  -----------------
Net cash provided by investing activities.............................        8,293,460            698,782
                                                                       -----------------  -----------------

Financing activities
Proceeds from exercise of stock options...............................        7,335,387          3,351,362
Proceeds from issuance of common stock under ESPP.....................          247,491               --
Proceeds from notes receivable........................................          623,438               --
Payments on notes payable.............................................      (3,074,317)               --
                                                                       -----------------  -----------------
Net cash provided by financing activities.............................        5,131,999          3,351,362
                                                                       -----------------  -----------------
Net decrease in cash and cash equivalents.............................     (21,346,957)        (1,176,341)
                                                                       -----------------  -----------------
Cash and cash equivalents at beginning of period......................      153,728,200         40,766,258
                                                                       -----------------  -----------------
Cash and cash equivalents at end of period............................   $  132,381,243     $   39,589,917
                                                                       =================  =================

     See accompanying notes to condensed consolidated financial statements.

                                   LYCOS, INC.

                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                    April 30,
                                                                       ------------------------------------
                                                                             1999               1998
                                                                       -----------------  -----------------
Schedule of non-cash financing and investing activities:
Issuance of common stock upon acquisition
     of WhoWhere? Inc., WiseWire, Guestworld and Tripod............        $157,994,762       $102,118,571
   Assets and liabilities recorded upon acquisition
     of WhoWhere? Inc., WiseWire, Guestworld and Tripod;
     Accounts receivable...........................................           2,345,834            209,236
     Prepaids......................................................           1,302,490             23,284
     Property and equipment........................................           2,914,397          1,945,630
     Notes receivable..............................................             623,438                 --
     Other assets..................................................              25,351         11,007,632
     Notes payable.................................................           5,185,591            353,466
     Accounts payable..............................................           1,588,709            809,757
     Accrued expenses..............................................           1,661,306          1,201,056
     Deferred revenues.............................................           1,945,682             92,780

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

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Certain information and related footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1998, included in the Company's Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 16, 1999. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

Restatement Related to Acquired In-Process Technology

     The accompanying unaudited consolidated financial statements reflect a change in the original accounting for the purchase price allocation related to the acquisitions of Tripod, WiseWire, Guestworld and WhoWhere?. The Company has modified the methods used to value purchased in-process research and development in connection with the Company's acquisitions. This resulted in a reduction in the amount of charges for in-process research and development from $106,639,000 to $17,280,000 and an increase in the amounts allocated to intangible assets from $156,121,336 to $245,480,391. The restatement did not effect previously reported net cash flows for any period. The Company filed an amended Form 10-K/A and amended Forms 10-Q/A on April 16, 1999 to reflect the changes.


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

                                   LYCOS, INC.

3.   Investments

     In March 1999, the Company established Lycos Korea, Inc. as the basis for a joint venture agreement with Mirae Corporation to create a localized version of the Lycos Network services to be offered in Korea. The joint venture is owned 50% by Lycos and 50% by Mirae, a Korean high technology company.

4.   Comprehensive Income (Loss)

     The Company adopted Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income" during the quarter ended October 31, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. Comprehensive loss was $11,526,461 and $26,386,056 for the three and nine month periods ended April 30, 1999, respectively. The difference between net loss and comprehensive loss for the three and nine months ended April 30, 1999 is due to $1,775,631 and $4,264,619, respectively of unrealized gains on the Company's remaining investment in Amazon.com, which is classified as an available-for-sale investment under SFAS 115. The Company had no "other comprehensive income" items in the three and nine month periods ended April 30, 1998.

5.   Business Combinations

Acquisition of WhoWhere? Inc.

     On August 7, 1998, the Company entered into an Agreement and Plan of Merger with WhoWhere? Inc., a California corporation ("WhoWhere?"), and certain shareholders of WhoWhere?. On August 13, 1998, the Company completed the closing of the merger and WhoWhere? became a wholly-owned subsidiary of the Company. As a result of a subsequent modification in the Company's original methods used to value purchased in-process research and development in connection with the Company's acquisitions, the total purchase price of approximately $160 million was entirely allocated to developed technology, goodwill and other intangible assets which are amortized over a period of five years.

     Pro forma financial information for the nine months ended April 30, 1999 is not materially different than the Company's actual consolidated results as reported, which do not include the operations of WhoWhere for the twelve days from August 1, 1998 to August 12, 1998. Unaudited combined pro forma financial information for the three months ended April 30, 1998, assuming the WhoWhere? acquisition had occurred on August 1, 1997, would have resulted in net revenues of $17.2 million, net loss of $23.9 million, and basic and diluted net loss per share of $0.68. Unaudited combined pro forma financial information for the nine months ended April 30, 1998, assuming the WhoWhere? acquisition had occurred on August 1, 1997, would have resulted in net revenues of $41.1 million, net loss of $26.9 million, and basic and diluted net loss per share of $0.81. The pro forma net loss includes amortization of developed technology, goodwill and other intangible assets of $10.3 million and $26.6 million for the three and nine months ended April 30, 1998, respectively. The unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the actual results of operations had the acquisition occurred on August 1, 1997, nor the results of any future period.

Acquisition of Wired Ventures, Inc.

     On October 5, 1998, the Company entered into a definitive merger agreement to acquire Wired Ventures Inc. ("Wired") in a stock-for-stock transaction. The transaction will be accounted for under the purchase method of accounting, and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on their respective fair values. Intangible assets will be amortized over a period of five years. The merger is subject to several conditions, including Wired's shareholder approval and customary regulatory approvals. The Company has filed a Registration Statement on Form S-4, which is pending the approval of the Securities and Exchange Commission, with respect to the registration of the shares of Lycos Common Stock to be issued in the merger.

                                   LYCOS, INC.

5.   Business Combinations (continued)

     Additional information with respect to the proposed transaction is available on Form S-4 filed with the Securities and Exchange Commission on November 25, 1998 as amended on February 2, 1999, April 16, 1999 and May 20, 1999.

6.   Reclassifications

     Certain amounts in the three and nine months ended April 30, 1998 have been reclassified to permit comparison to the current periods presented.

7.   Litigation

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

8.   Subsequent Events

     On May 12, 1999, Lycos, Inc. and USA Networks, Inc. jointly announced a mutual consent to terminate the merger agreement between Lycos, USA Networks and Ticketmaster Online-CitySearch. The option agreement between USA Networks and Lycos that was part of the merger agreement was also terminated. The termination agreement requires Lycos to pay USAi (Home Shopping Network, Ticketmaster and First Auction) and TMCS (Ticketmaster Online-CitySearch, Inc.) an aggregate of $35 million under certain circumstances if prior to July 15, 1999 Lycos enters into an agreement with respect to, or becomes subject to, certain acquisition proposals. In addition, subject to certain exceptions, USAi and TMCS each has agreed that until July 15, 1999, it will not acquire Lycos stock or make any proposals to acquire Lycos. The Company expects to write-off acquisition costs paid by Lycos relating to this transaction in the fourth quarter of 1999.

     On May 18, 1999, the Board of Directors of the Company approved a 2-for-1 common stock split. The split is subject to shareholder approval of an amendment to the Company's Certificate of Incorporation to increase the Company's authorized common stock. The Company anticipates the split to become effective in late July 1999.

     On June 8, the Company announced the relocation of all Lycos Pittsburgh functions and responsibilities to corporate headquarters in Waltham. This relocation is expected to be completed in the second quarter of 2000. The cost of this relocation will be recorded in the fourth quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the "Factors Affecting the Company's Business, Operating Results and Financial Condition"
section included in the Company's Amended 1998 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 16, 1999.


Results of Operations

Restatement Related to Acquired In-Process Technology

     The accompanying unaudited consolidated financial statements reflect a change in the original accounting for the purchase price allocation related to the acquisitions of Tripod, WiseWire, Guestworld and WhoWhere?. The Company has modified the methods used to value purchased in-process research and development in connection with the Company's acquisitions. This resulted in a reduction in the amount of charges for in-process research and development from $106,639,000 to $17,280,000 and an increase in the amounts allocated to intangible assets from $156,121,336 to $245,480,391. The restatement did not effect previously reported net cash flows for any period. The Company filed an amended Form 10-K/A and amended Forms 10-Q/A on April 16, 1999 to reflect the changes.

     Total Revenues   Total revenues for the three and nine months ended April
30, 1999 were $35.1 million and $90.4 million versus $15.1 million and $37.1 million for the three and nine months ended April 30, 1998, as a result of growth in the number of advertisers and electronic commerce partners. As of April 30, 1999, deferred revenues, including billings in excess of revenues, increased to $148.0 million, compared to $57.6 million at July 31, 1998, attributable to increases in advertising contracts and guaranteed commitments under electronic commerce agreements for which there are significant obligations of the Company remaining.

     Advertising Revenues   Advertising revenues were $23.6 million and $61.8
million for the three and nine months ending April 30, 1999, representing 67% and 68% of total revenues, as compared to advertising revenues of $11.7 million and $27.7 million for the three and nine months ended April 30, 1998, which represented 77% and 75% of total revenues. The top ten customers accounted for 16% of advertising revenues in the quarter ended April 30, 1999 as compared to 20% of advertising revenues in the quarter ended April 30, 1998.

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

     Electronic Commerce, Licensing and Other Revenues   Electronic commerce,
licensing and other revenues were $11.5 million and $28.6 million for the three and nine months ending April 30, 1999, representing 33% and 32% of total revenues, as compared to electronic commerce, licensing and other revenues of $3.4 million and $9.4 million for the three and nine months ended April 30, 1998, which represented 23% and 25% of total revenues. The increase in electronic commerce, licensing and other revenues is attributable primarily to the addition of several new partners including, among others, WebMD, Audio Book Club, AutoConnect, AT&T and Preview Travel.

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

     Cost of Revenues Cost of revenues were $7.1 million and $18.9 million for the three and nine months ending April 30, 1999, representing 20% and 21% of total revenues, as compared to cost of revenues of $4.7 million and $9.2 million for the three and nine months ended April 30, 1998, which represented 31% and 25% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing maintenance and support of the Company's products and services, including compensation, consulting fees, equipment costs, networking and other related indirect costs.

Operating expenses

     Research and Development   Research and development expenses were $6.5
million and $17.8 million for the three and nine months ending April 30, 1999, representing 19% and 20% of total revenues, as compared to research and development expenses of $2.7 million and $5.9 million for the three and nine months ended April 30, 1998, which represented 18% and 16% of total revenues. Research and development expenses consist primarily of equipment and salary costs. The overall increase in research and development expenses was primarily due to increased engineering staffing to continue to develop and enhance the Company's expanded product offerings.

     With the exception of acquired technology, all research and development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company expects to continue to commit substantial resources to research and development in the future.

     Sales and Marketing   Sales and marketing expenses were $20.6 million and
$54.8 million for the three and nine months ending April 30, 1999, representing 59% and 61% of total revenues, as compared to sales and marketing expenses of $10.2 million and $23.0 million for the three and nine months ended April 30, 1998, which represented 67% and 62% of total revenues. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions associated with higher sales, and expenses pertaining to the Company's expanded advertising, marketing and public relations campaign. Sales and marketing expense also includes the cost of the Company's "Premier Provider" Agreements, as further described below. The Company expects continued increases in sales and marketing expenses in future periods.

     During the nine months ended April 30, 1999, the Company paid approximately $19 million under Premier Provider Agreements to provide search and navigation services between June 1998 and September 1999. The Company recognizes the cost of the Premier Provider Agreements over the one year terms, with the cost included in sales and marketing expense.

     General and Administrative   General and administrative expenses were $3.3
million and $8.9 million for the three and nine months ending April 30, 1999, representing 10% and 10% of total revenues, as compared to general and administrative expenses of $1.5 million and $3.4 million for the three and nine months ended April 30, 1998, which represented 10% and 9% of total revenues. General and administrative expenses consist primarily of compensation, rent expenses and fees for professional services. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel, installation of information systems and increased costs for professional services.

     Amortization of Intangible Assets Amortization of intangible assets was $12.3 million and $35.7 million for the three and nine months ended April 30, 1999 versus $2.3 million and $2.5 million for the three and nine months ended April 30, 1998. The increase is attributable to increased amortization related to developed technology and goodwill and other intangible assets recorded upon the acquisitions of WhoWhere?, Tripod, WiseWire and GuestWorld.

     Interest Income, net   Interest income was $1.4 million and $4.9 million
for the three and nine months ending April 30, 1999, as compared to interest income of $524,000 and $1.6 million for the three and nine months ended April 30, 1998. Interest income is generated from investment of the Company's cash equivalents. The increase in interest income reflects the investment of the net proceeds of the Company's secondary stock offering in June 1998. Interest expense was not significant for any of the periods presented.

     Gain on sale of Investments   In August 1998, pursuant to an Agreement and
Plan of Merger, Amazon.com acquired all of the outstanding capital stock of PlanetAll for approximately 2.4 million shares of Amazon.com common stock valued at approximately $87 million. Of the total 2.4 million shares issued by Amazon.com, the Company received 322,128 shares valued at approximately $12.8 million at the time of acquisition in exchange for its shares of PlanetAll, resulting in a gain of $10.1 million in the quarter ended October 31, 1998. The Company has 32,211 shares of Amazon.com remaining at April 30, 1999, which are subject to escrow restrictions that expire in August 1999.

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

         In addition, other risks and uncertainties that could impact the proposed business combinations with Wired Ventures, Inc. include, but are not limited to, the satisfaction of conditions to consummation of the proposed transaction, the risk that the anticipated strategic and financial benefits of the proposed transaction may not be achieved, or may not be achieved within the time frame envisioned, general economic conditions and specific economic conditions in the Internet and media industries, including the volatility of capital markets in respect to the securities of Internet and media companies, and other risks detailed in the filings of the Company with the Securities and Exchange Commission.

Liquidity and Capital Resources

     At April 30, 1999, the Company had cash and cash equivalents of approximately $132.4 million. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper.

     The Company used cash from operations of approximately $34.8 million during the nine months ended April 30, 1999, due primarily to increases in license fees receivable and prepaid expenses, and decreases in accrued expenses. The increase in prepaid expenses reflects approximately $19 million in payments made under the Company's Premier Provider Agreements, which provide search and navigation services through September 1999.

     The Company generated cash from investing activities of approximately $8.3 million during the nine months ended April 30, 1999, due primarily to cash proceeds from the sale of Amazon.com stock in October 1999, net of approximately $3.5 million of investments, primarily the Company's $2 million investment in Valent Software Corporation in December 1998.

     The Company generated cash from financing activities of approximately $5.1 million during the nine months ended April 30, 1999, due primarily to proceeds of $7.3 million received by the Company from the exercise of employee stock options, net of $3.1 million of payments on notes payable assumed upon the acquisition of WhoWhere?.

     As of April 30, 1999, the Company had deferred revenues of $148.0 million representing primarily license fees to be earned in the future on noncancelable license agreements.

     On June 8, the Company announced the relocation of all Lycos Pittsburgh functions and responsibilities to corporate headquarters in Waltham. This relocation is expected to be completed in the second quarter of 2000. The cost of this relocation will be recorded in the fourth quarter of 1999.

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

Proposed Business Combinations

     On October 5, 1998, the Company entered into a definitive merger agreement to acquire Wired Ventures Inc. ("Wired") in a stock-for-stock transaction. The transaction will be accounted for under the purchase method of accounting, and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on their respective fair values. Intangible assets will be amortized over a period of five years. The merger is subject to several conditions, including Wired shareholder approval and customary regulatory approvals. The Company has filed a Registration Statement on Form S-4, which is pending the approval of the Securities and Exchange Commission, with respect to the registration of the shares of Lycos Common Stock to be issued in the merger. Additional information with respect to this proposed transaction is available on Form S-4 filed with the Securities and Exchange Commission on November 25, 1998, and amended on February 2, 1999, April 16,1999 and May 20, 1999.

     On February 9, 1999, the Company announced the proposed formation of USA/Lycos Interactive Networks, Inc.("USA/Lycos"), a three way merger between Lycos, Ticketmaster Online-CitySearch, Inc. ("TMCS") and certain USA Networks, Inc. ("USAi") properties - Home Shopping Network, Ticketmaster and First Auction. On May 12, 1999, Lycos, Inc. and USA Networks, Inc. jointly announced a mutual consent to terminate the merger agreement. The option agreement between USA Networks and Lycos that was part of the merger was also terminated. The termination agreement requires Lycos to pay USAi and TMCS an aggregate of $35 million under certain circumstances if prior to July 15, 1999 Lycos enters into an agreement with respect to, or becomes subject to, certain acquisition proposals. In addition, subject to certain exceptions, USAi and TMCS each has agreed that until July 15, 1999, it will not acquire Lycos stock or make any proposals to acquire Lycos. Expenses incurred in connection with this transaction will be recorded in the fourth quarter of 1999.

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

               Eight purported class action lawsuits were filed in the Court of Chancery for the State of Delaware in and for New Castle County, by shareholders of the Company allegedly on behalf of all common stockholders of the Company (except defendants and their affiliates), entitled Jacob Horowitz v. David S. Wetherell et al., Civil Action No.
                   -------------------------------------------
          16933-NC (filed Feb. 9, 1999); Robert Johnson v. Robert J. Davis et
                                         ------------------------------------
          al., Civil Action No. 16937-NC (filed Feb. 9, 1999); Debra Mayer v.
          ---                                                  --------------
          David S. Wetherell et al., Civil Action No. 16947-NC (filed Feb. 11,
          -------------------------
          1999); Ellis Investment Co., Ltd v. David S. Wetherell et al.., Civil
                 -------------------------------------------------------
          Action No.. 16951-NC (filed Feb. 11, 1999); Frederick Sheehan v. David
                                                      --------------------------
          S. Wetherell et al., Civil Action No. 16952-NC (filed Feb. 11, 1999);
          -------------------
          Yorkshire Group, Inc. v. David S. Wetherell et al., Civil Action No.
          --------------------------------------------------
          16955-NC (filed Feb. 12, 1999); Warren Ciafardini v. David S.
                                          -----------------------------
          Wetherell et al., Civil Action No. 16956-NC (filed Feb. 12, 1999);
          ----------------
          Martin Lewkowicz, on behalf of himself and all others similarly
          ---------------------------------------------------------------
          situated v. Lycos, Inc. et al., Civil Action No. 16976-NC (filed Feb.
          ------------------------------
          23, 1999). The complaints name as defendants the directors of the Company individually, as well as the Company and, in the Horowitz,
                                                                   ---------
          Mayer, Ellis Investment, Sheehan, Yorkshire Group and Ciafardini
          -------------------------------------------------     ----------
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

                  Between February 22, 1999 and March 10, 1999, a series of purported securities class action lawsuits were filed in the United States District Court for the District of Massachusetts, entitled Kenneth R. Levine v. Lycos, Inc., et al., CA No. 99-10394(EFH),
           ----------------------------------------
           Thomas Lynch v. Lycos, Inc., et al., CA No. 99-10426(EFH), Mary Jane
           -----------------------------------                        ---------
           Crescente v. Lycos, Inc., et al., CA No. 99-10467(EFH), Arnold
           --------------------------------                        ------
           Silverstein v. Lycos, Inc., et al., CA No. 99-10476(EFH), Warren
           ----------------------------------                        ------
           Ciafardini v. Lycos, Inc., et al., CA No. 99-10494(EFH), Michelle
           ---------------------------------                        --------
           Penfold v. Lycos, Inc., et al., CA No. 99-10495(EFH), Carol Lewkowicz
           ------------------------------                        ---------------
           v. Lycos, Inc., et al., CA No. 99-10501(EFH), Joel Kofsky v. Lycos,
           ----------------------                        ---------------------
           Inc., et al., CA No. 99-10502(EFH), Mark Zito v. Lycos, Inc., et al.,
           ------------                        --------------------------------
           CA No. 99-10518(EFH), Marc Berger v. Lycos, Inc., et al., CA No.
                                 ----------------------------------
           99-10519(EFH) and Salvatore Bendetto v. Lycos, Inc., et al., CA No.
                             -----------------------------------------
           99-10524(EFH). Each suit names as defendants the Company and Robert
           J. Davis, the Company's Chief Executive Officer and President. The Lewkowicz complaint also names as a defendant Edward M. Philip, the
           ---------
           Company's Chief Operating Officer and Chief Financial Officer. The complaints allege, among other claims, violations of United States federal securities law through alleged misrepresentations and omissions relating to the Company's agreement to enter into an announced transaction with USA Networks, Inc. and certain affiliated companies. Each complaint seeks an unspecified award of damages. The plaintiffs in the Levine, Lynch, Silverstein, and Berger actions
                             ------  -----  -----------      ------
           purport to represent a class of all persons who purchased the Company's common stock between January 25, 1999 and February 9, 1999. The plaintiff in the Zito action purports to represent a class of all persons who purchased the Company's common stock between January 21, 1999 and February 9, 1999. The plaintiffs in the Crescente,
                                                            ---------
           Ciafardini, Penfold, Kofsky and Bendetto actions purport to represent
           ----------  -------  ------     --------
           a class of all persons who purchased the Company's common stock between January 8, 1999 and February 9, 1999. The plaintiff in the Lewkowicz action purports to represent a class of all persons who
           ---------
           purchased the Company's common stock between January 7, 1999 and February 9, 1999. The Company believes that the allegations in the complaints are without merit and intends to contest them vigorously.

ITEM 2.    Changes in Securities

           None.

ITEM 3.    Defaults Upon Senior Securities

           None.

ITEM 4.    Submission of Matters to a Vote of Securities Holders

           None.

ITEM 5.    Other Information

           Mr. David Wetherell resigned from the Lycos Board of Directors effective March 9, 1999.

           On May 18, 1999, the Board of Directors of the Company approved a 2-for-1 common stock split. The split is subject to shareholder approval of an amendment to the Company's Certificate of Incorporation to increase the Company's authorized common stock. The Company anticipates the split to become effective in late July 1999.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 11.1: Statement of Computation of Basic and Diluted Net Loss Per Share herein included on page 17.

                Exhibit 27.1: Financial Data Schedule

           (b) The Company filed Forms 8-K with the Securities and Exchange Commission on February 11, 1999 and February 26, 1999 with respect to the proposed transaction with USA Networks, Inc. and Ticketmaster Online-CitySearch, Inc. On May 14, 1999 the Company filed Form 8-K with the Securities and Exchange Commission with respect to the termination of the proposed transaction with USA Networks, Inc. and Ticketmaster Online-CitySearch, Inc.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LYCOS, INC.


Date:  June 11, 1999            By: /s/ Edward M. Philip
                                    --------------------
                                    Edward M. Philip
                                    Chief Operating Officer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer,
                                    Authorized Officer)