Form 10-K
period 1999-07-31
LYCOS INC
filed 1999-10-29
CIK 1007992

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

                       FOR THE YEAR ENDED JULY 31, 1999
                        COMMISSION FILE NUMBER 0-27830

                                  LYCOS, INC.
            (Exact Name of Registrant as Specified in its Charter)

              Delaware                                 04-3277338
    (State or other jurisdiction                      (IRS Employer
  of Incorporation or Organization)                Identification No.)

           400-2 Totten Pond Road, Waltham, Massachusetts 02451-2000 Address of Principal Executive Offices, Including Zip Code)

                                (781) 370-2700
             (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock $.01 Par Value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Yes [X] No

  The aggregate market value of voting stock held by non-affiliates of the registrant as of October 27, 1999 was $3,699,588,746 (based on the last reported sale price on the NASDAQ National Market on that date). The number of shares outstanding of the registrant's Common Stock as of October 27, 1999 was 96,386,855.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Specifically identified information in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on December 21, 1999, is incorporated by reference into Part III herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  LYCOS, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I
Item 1.   Business...............................................................................   1

Item 2.   Properties.............................................................................   8

Item 3.   Legal Proceedings......................................................................   8

Item 4.   Submissions of Matters to a Vote of Security Holders...................................   9

Item 4a.  Executive Officers of the Registrant...................................................   9

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  11

Item 6.   Selected Financial Data................................................................  12

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  13

Item 8.   Financial Statements and Supplementary Data............................................  34

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  63

PART III
Item 10.  Executive Officers of the Registrant...................................................  63

Item 11.  Executive Compensation.................................................................  63

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  63

Item 13.  Certain Relationships and Related Transactions.........................................  63

PART IV
Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K.......................  63

          Signatures.............................................................................  66

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

PART I

ITEM 1. BUSINESS

Company Overview

  Lycos, "Your Personal Internet Guide," is a network of globally branded media properties and aggregated content distributed primarily through the World Wide Web. Under the "Lycos Network" brand, the Company provides aggregated third party content, Web search and directory services, community and personalization features, personal Web publishing, and online shopping. The Company seeks to draw a large number of viewers to its web sites by providing a one-stop destination for information, communication and shopping services on the Web.

  Since its inception in June 1995, the Company has rapidly expanded into a global Internet Network. According to Media Metrix, the Company's web sites attracted approximately 28 million unique users, which constitutes approximately 44% of all Web users, to the Company's web sites during September 1999. The Company generates revenues primarily through selling advertising and sponsorships, electronic commerce and by licensing its products and technology. The Company's web sites have become a widely accepted advertising medium for several prominent companies, including Coca-Cola, Disney, Dell, The Gap, Intel, Sony, and Visa among others. The Company has established electronic commerce and sponsorship relationships with several companies, including Barnes & Noble, First USA Bank, Fleet Bank and WebMD. In addition, Lycos has established strategic licensing and technological alliances with some of the world's leading corporations, including such companies as Fidelity Investments, IBM, Microsoft, Packard Bell/NEC, RCN, and Viacom.

  The Company's ability to easily adapt its technology in a variety of languages has made its service a popular global Internet destination, widely accessible to users throughout the world. In order to expand the international distribution of the Company's services, the Company has entered into joint ventures in Europe (with Bertelsmann AG, in May 1997), Japan (with Sumitomo Corporation and Internet Initiative Japan ("IIJ"), in March 1998), Korea (with Mirae Corporation, in March 1999), and, after the close of the 1999 fiscal year, Asia (with Singapore Telecom, in September 1999). Most recently, the Company announced that it has launched localized, Company-owned and -operated sites in six South and Central American countries. The Company currently offers localized versions of the Lycos service in Argentina, Belgium, Brazil, Chile, Denmark, France, Germany, Italy, Japan, Korea, Luxembourg, the Netherlands, Norway, Mexico, Peru, Spain, Sweden, Switzerland, the United Kingdom and Venezuela.

STRATEGY

  The Company's objective is to continue to draw a large number of viewers to the Lycos Network by striving to provide the most comprehensive array of the most popular Web content, products and services, and by presenting those offerings to as many Internet users as possible.

Key elements of the Company's strategy include:

  Aggressively Extend Brand Name Recognition. The Company believes that continuing to enhance its brand name recognition is crucially important to attract consumers who are just beginning to use the Internet as a key source of information, entertainment and commercial activity. The Company seeks to continue its brand awareness through advertising campaigns, personalization of its product line, international partnerships and distribution relationships with Internet service providers ("ISPs") and hardware and software manufacturers. The Company is also extending the Lycos brand name by licensing its products for use in other media, such as books, videos and CD-ROMs.

  Enhance, Expand and Personalize the Company's Content and Services. Lycos intends to enhance its products and services with additional content, features and functionality to maintain its position as a leading online service. The Company's strategy is to differentiate its products and services from competing companies and increase user loyalty and retention through the availability of personalized offerings and by expanding the breadth and depth of its services such that it maintains its position as one of the most popular destinations on the Web. In order to expand the Company's product offerings, the Company has completed acquisitions of businesses, technologies, content and services that are complementary or related to the Company's operations and may pursue other acquisitions in the future. The Company also incorporates into its products and services new technologies developed internally or licensed from other companies which it believes will further differentiate its offerings and provide viewers with a richer, more satisfying Internet experience.

  Expand Online Community. The Company seeks to make the Lycos service the first and most frequent stop for Internet users. The Company believes one of the most effective ways to achieve this is through the creation of a sense of online community which, in turn, results in increased user affinity to the site. Products and services such as free personal homepages, personalized e-mail, topic-based chat services, and online clubs are designed to create a sense of community among users. By establishing a sense of community, the Company believes that users will both visit the site more frequently and remain at the site for a longer period of time.

  Create Innovative Advertising Solutions. The Company believes that the traffic flow generated from its products and services provides an attractive platform for measurable, targeted, cost-effective and interactive advertising on the Internet. The Company combines technical skills with advertising industry expertise to provide differentiated solutions to advertisers, helping them exploit the capabilities of the Internet as an advertising medium. The Company actively seeks to develop innovative ways for advertisers to reach their target audiences through the Internet. The Company designs and offers customized packages which include the ability to change advertisements quickly and frequently, to link a specific search advertisement to a term or topic, to target advertisements based on demographics, to conduct advertising test campaigns with rapid result delivery and to track daily usage statistics.

  Pursue Value-Added Electronic Commerce Solutions. The Company believes that Web-based electronic commerce will continue to grow as an increasing number of businesses and consumers embrace the Internet as a viable method of purchasing goods and services. The Company's strategy is to integrate its commerce offerings into the Lycos service based on the user's information needs. By integrating the commerce transaction into the online community and navigational process, the Company believes it will be able to better target products to potential customers. For example, through the Company's arrangement with Barnes & Noble, a user who types a search query on a particular topic is presented with a link to the Barnes & Noble web site which contains a list of books on the related topic.

  Expand Distribution Through Strategic Alliances. In order to increase traffic to the Company's web sites and to extend the Lycos brand internationally, the Company seeks to enter into strategic relationships with business partners who offer content, technology and distribution capabilities as well as marketing and cross-promotional opportunities. In addition, the Company seeks to partner with key aggregators of users such as ISPs and hardware and software manufacturers in order to drive additional traffic to its sites. Whenever feasible, the Company also seeks to broaden its offering of localized versions of its products and services to users outside the United States by partnering with large local companies in order to leverage the promotion, marketing and sales strengths of its partners and reduce the costs associated with global expansion. In addition, the local partners provide local expertise and infrastructure. By creating sites in native languages with local content, the Company believes that it can improve the experience for the international user.

Recent Acquisitions

  In June 1999, Lycos completed the acquisition of Wired Ventures, Inc. Based in San Francisco, California, Wired Ventures operates several online news and content sites, including Wired News, HotWired and Webmonkey, and the award-winning Web search site, HotBot. Similar to the Lycos site, the HotBot site offers advertising and sponsorship opportunities, as well as aggregated and integrated content and shopping. On the results page of each Lycos Web search, users are presented with the opportunity to conduct the same search on HotBot, and vice versa. This arrangement has proven to be a significant source of traffic growth for the Lycos Network.

  In July 1999, Lycos completed the acquisition of Internet Music Distribution, Inc. ("IMDI"). Based in San Francisco, California, IMDI is a provider of digital content delivery systems, including Sonique, an audio player that downloads various music and audio formats (such as "MP3") from the Internet and formats them to be played from the user's computer. Sonique has been integrated within Lycos' online music search and content offerings.

  On September 2, 1999, the Company entered into an Agreement and Plan of Merger (the Agreement) with Quote.com, Inc. ("Quote.com"). The acquisition will be accounted for as a purchase. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Quote.com will be included with those of the Company for periods subsequent to the date of acquisition. The acquisition, which is subject to Quote.com shareholder approval, is expected to close in the second quarter of fiscal year 2000.

Products

  The Company offers a comprehensive suite of online products and services. These products and services are developed internally by the Company or licensed by the Company from third parties.

 Premier Navigation Functionality

  Lycos offers its users the ability to quickly and easily find information on the Web by searching through indexes of Web documents. Lycos' primary search and navigation products include:

  Search. Using the Lycos Search, a user may enter a search term or terms and review a list of the best matches from all indexed Web pages. The search results also provide a direct hypertext link to the actual pages matching the search. The HotBot search, although licensed from a third party, operates in a manner similar to the Lycos Search. Lycos also licenses content-specific search products, such as an MP3 search, an FTP search, and yellow pages, from other third parties.

  Guides and Directories. In order to give users an easy-to-use framework in which to efficiently explore and utilize the wealth of content on the Internet, Lycos maintains a series of Guides and directories, including WebGuides, CityGuide, and a version of the Open Directory developed by Netscape. Lycos' topic-based WebGuides provide categorized areas of interest that enable users to browse through groupings of related information. CityGuide is a collection of guides to more than 800 cities throughout the world. The Open Directory, developed initially by Netscape, is a collection of web sites organized into a navigable taxonomy by volunteer editors. The Open Directory was designed to rapidly compile highly relevant links by employing a large number of volunteers who, through self-selection, have significant interest and expertise in the topics to which they contribute.

  Reference Services. Lycos provides a vast array of products for its users to locate other individuals, businesses, products and places. WhoWhere?, a home address, e-mail address and phone number directory, assists users in locating individuals worldwide. Lycos also licenses several references from third parties, including a yellow pages, which allows users to locate businesses throughout the United States by searching according to category, business name, business address or keyword; Lycos Classifieds, which offers a convenient way for users to find where to both buy and sell goods and services online; and Lycos' RoadMaps, which allows users to search for and obtain driving directions and map to any street address in the United States.

 Personalized Content and Information Resources

  By providing the ability for users to personalize their Lycos experience and access personally important information, the Company believes it provides a value-added service to users that increases their overall utilization of the Company's web sites. Lycos' personalized information resource products include the following:

    MyLycos. MyLycos automatically delivers a personalized view of the Lycos service, including news, weather, stock quotes, sports scores, horoscopes, lottery results, local television listings and web site reviews, all tailored by each individual to his or her preferences.

    Personal Investing and Business News. Through a Lycos-branded version of the Quote.com service, Lycos provides customizable financial information on publicly held companies, mutual funds, money market funds and the major financial indices and allows users to chart stock prices, track their personal investment portfolios and receive the latest business and company-specific news. Similarly, Lycos' Companies Online, built in cooperation with Dun & Bradstreet, provides searchable access to a vast amount of information on more than 100,000 public and private companies, organized into 14 different industry groups. This service offers a way for users to gather highly relevant information, including management, annual sales, ownership structure, DUNS number, and provides a direct link to the Company's web site.

 Online Community Products

  Communities are groupings of Internet users organized around topics or areas of interest in such a way that the user actively contributes to both the dialogue and content within the community. Lycos believes that users who become involved with the various Lycos online community products and services are more likely to return to the site in the future. Consequently, Lycos seeks to develop an active, loyal user base by building significant community features into the Lycos Network through the following online products:

    E-mail. Through its MailCity product, Lycos offers its users a free personalized Web-based e-mail account which can be accessed using an easy-to-use interface from any computer with an Internet connection. As MailCity users do not need to change their e-mail addresses when they move or change Internet service providers, the same e-mail address can be used indefinitely.

    Chat and Bulletin Boards. Lycos offers its users the opportunity to participate in free online chat sessions, in which users can interact, in real time, with multiple users from all over the world. Lycos Chat regularly features hosted chats with celebrities and experts on topics of interest to Lycos' users. Lycos also offers free online bulletin boards, to which users can post messages to existing message threads or create a new thread by posting a message on a topic or topics of the user's choice.

    Personal Homepages. Through its Angelfire and award-winning Tripod products, Lycos offers users free disk space and all of the online publishing tools necessary to create and publish their own personal homepages. The simplest pages can be created and published in minutes, yet the space and tools provided allow a user, without any programming skills, to create a "professional-looking" site that incorporates photos, images, graphics, audio and video files, and a guestbook. Through what are commonly known as "affiliate programs", users also can create links to major electronic commerce sites and earn credit towards purchases by referring visitors to those electronic commerce sites.

    Clubs. The Company licenses from a third party the technology necessary to permit users to create their own topic-based clubs that incorporate the other personlization features described above.

Advertising

  Advertising revenue is generated by placing banner advertisements and sponsorship links on the Web pages that are displayed on the Company's web sites. From each advertisement, a viewer can link directly to the advertiser's web site, thus affording the advertiser the opportunity to interact directly with a potential customer. The Company's advertising contracts generally have a term of one to twelve months. Advertising contracts are sold primarily as:
(1) a "run of site" or "run of network" contract under which a customer is guaranteed a number of impressions (an impression is a one-on-one view of an advertisement by the end user), the exact placement of which is at Lycos' discretion; (2) a "key word" contract in which a customer purchases the right to advertise in connection with specified word searches (for example, when "automobile" is searched, an automotive or car manufacturer advertisement appears); or (3) a "targeted" contract where the customer purchases a specified number of impressions in one of the topical WebGuides or on a specified page or service.

  The Company advises customers on advertisement placement and design, enabling them to develop advertisements and monitor the advertisements for effectiveness. To facilitate these services, the Company provides advertisers with online reports showing advertising impressions and the number of times users "click on" an advertisement to visit the advertiser's site. The Company's standard rates for advertising range from $16 to $100 per one thousand impressions depending on such factors as the contract length, advertisement placement within the site and the targeted nature of the advertisements.

  The Company employs a direct sales force to address the new and evolving requirements of the Internet advertising market. The Company has hired the majority of its sales force from the advertising industry because it believes that an experienced sales force is critical to initiate and maintain relationships with advertisers and advertising agencies. The Company employs advertising sales personnel in New York, San Francisco, Boston, Miami, Chicago, Dallas, Philadelphia, Atlanta and Los Angeles. International advertising territories are handled primarily by the Company in South and Central America and by the Company's joint venture partners in Europe and Asia. See "--Strategic Alliances."

Electronic Commerce

  Lycos believes electronic commerce is a natural extension of the Company's search and navigation services. The Company contracts with merchants to integrate their products into the Lycos service, making them available for sale to the Company's users. In its electronic commerce arrangements, the Company generally receives a fixed fee and a share of the proceeds from online sales. In addition, the Company benefits from promotional and branding opportunities available from its merchant relationships which are intended to create greater demand for the Company's online services.

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

    autobytel.com, Inc.--providing Lycos users with the opportunity to solicit dealer offers to sell new cars;

    Barnes & Noble, Inc.--providing Lycos users with the opportunity to purchase books throughout the Company's web site;

    First USA Bank, N.A.--providing Lycos users with a host of online banking products through its Wingspanbank.com online bank;

    Fleet Credit Card Services--providing Lycos users with a Lycos Network branded credit card; and

    WebMD, Inc.--providing a wide variety of health related products and services.

  After the end of the 1999 fiscal year, Lycos launched LycoShop, an online marketplace offering thousands of products and services from the brand name retailers mentioned above and others, small specialty stores, auctions and classifieds. Designed to satisfy consumer needs at every point in the shopping cycle, LycoShop integrates the search and community capabilities of the Lycos Network so that shoppers can research their options, talk to like-minded consumers, compare product prices and features, search for the best way to purchase the product and then make the purchase--all on one site. LycoShop also features a sophisticated store-building product that permits large and small retailers to create and maintain online stores, accept credit card purchases and track sales, all for a single monthly fee.

Licensing

  The Company licenses its products and technology to leading corporations to establish and promote its products and services as a ubiquitous, branded media service. The Company's strategy is to license its products and technology to a wide-range of companies seeking to enhance the value of their Internet products and services. These companies include media companies, telecommunications companies, online service providers, Internet service providers, hardware and software providers and publishers. In most of these arrangements, the Company receives a license fee, maintenance fees for product updates and, where applicable, a share of the advertising revenues, subscription fees or product sales received by licensees. The agreements generally have terms of one to three years. The Company generally co-brands its products with the products offered by the licensee in order to preserve and enhance Lycos brand recognition. The Company's product offerings enable its licensees to provide a comprehensive set of Internet navigational services and to maintain the up-to-date information required by their viewers to keep up with the rapid growth of the Internet without incurring the extensive costs associated with the internal development of such products. In addition, the Company's licensing arrangements enable the Company to create multiple points of entry and alternative distribution channels for the Company's products and services, build brand awareness, and expand without the associated infrastructure costs. Lycos has licensed its technology and brand to numerous partners, including IBM, Fidelity Investments, PackardBell/NEC, RCN and Viacom. See "--Strategic Alliances."

Branding

  The Company's strategy is to build brand awareness through an integrated plan utilizing online and traditional media, public relations and promotions. The Company's media campaign has included traditional media such as broadcast and cable television, local radio and print advertising in consumer and trade magazines. The Company also significantly cross-promotes through advertising in online media. In addition, the Company utilizes non-traditional marketing channels, such as professional sports sponsorships, to increase its brand awareness. The Company plans to continue to promote its brand in order to increase brand awareness and increase usage of the Lycos Network.

Strategic Alliances

  In order to increase traffic to the Company's web sites and to extend the Lycos brand internationally, the Company seeks to expand upon its strategic relationships with business partners who offer content, technology and distribution capabilities as well as marketing and cross-promotional opportunities. In furtherance of this strategy, the Company has established the following strategic relationships:

    Lycos Europe. In May 1997, the Company entered into a joint venture agreement with Bertelsmann Internet Services to create localized versions of the Lycos search and navigation service and the Tripod community site throughout Europe. The joint venture, named Lycos Bertelsmann GmbH & Co. KG ("Lycos Bertelsmann"), is owned 50% by Lycos and 50% by Bertelsmann.

    Lycos Japan. In March 1998, Lycos established Lycos Japan KK as the basis for a joint venture to promote and operate a Japanese version of the Lycos web site and MailCity. Lycos' joint venture partners are Sumitomo Corporation, one of the largest conglomerates in Japan, Internet Initiative Japan ("IIJ"), Japan's largest Internet service provider. Lycos owns 40% of the joint venture.

    Lycos Korea. In March 1999, Lycos established Lycos Korea, Inc., a Korean company, to promote localized versions of the Lycos web site, Tripod and MailCity. Lycos' joint venture partner is Mirae Corporation, a prominent high-technology company in Korea. Lycos and Mirae each own 50% of the joint venture.

    IBM, Packard Bell/NEC, and RCN Distribution Agreements. Pursuant to these agreements and ones like them, Lycos' products and services are the default offerings on software such as IBM's Lotus Notes, hardware such as Packard Bell/NEC desktop computers and ISP homepages, such as those created for RCN.

    Strategic Investments. Lycos has made strategic investments in Internet service companies whose products are integrated into the Lycos services. In April 1998, Lycos acquired a 9.9% ownership stake in Mail.com, a leading global provider of free Web-based e-mail products, in exchange for shares of the Company's Common Stock valued at $4.6 million at the time of the transaction. Additionally, in April 1998, Lycos acquired a 14.8% ownership stake in Sage Enterprises, Inc. (PlanetAll) in exchange for shares of the Company's Common Stock valued at $3.3 million at the time of the transaction. In August 1998, Amazon.com acquired all of the outstanding stock of PlanetAll. Lycos received 322,128 shares of Amazon.com common stock valued at approximately $12.8 million in exchange for its shares of PlanetAll. In September 1998, Lycos acquired a 19.9% ownership in Bidder's Edge, a leading provider of tools and services that enable on-line auction users to easily and automatically find similar items from multiple on-line auctions. In December 1998, Lycos acquired a 16.7% ownership stake in Valent Software, a developer of software that powers online clubs, where access is limited to those whom the user chooses. In April 1999, the Company acquired a 16.7% ownership stake in Frictionless Commerce, a developer of comparison shopping technologies that takes into account such options as price, product features, brand reputation and delivery time.

  In addition, in July 1999, Lycos formed Lycos Ventures to make early-stage investments in companies that are involved with electronic commerce, online media, or the development or utilization of Internet technology, content or services. Joining Lycos in the approximately $75 million fund are Bear Stearns, Mellon Ventures, Inc., Sumitomo Corporation, Vulcan Ventures and others.

Technology

  The Company uses a combination of proprietary technology, both developed in-house and purchased through the acquisition of the developing companies, and licensed technology and services to deliver its Lycos-branded products and services. Technology developed in-house includes the MyLycos personal page, the LycosPro advanced search and the Search Guard online filter. Technology acquired through strategic acquisitions include the Tripod and Angelfire personal publishing tools, the Guestworld personal homepage guestbook, the MailCity e-mail product, and the Sonique music player. The Company licenses technology and services that power its chat, clubs and bulletin board product offerings as well as much of the LycoShop features and functionality.

  The Lycos search and indexing technology was developed at Carnegie Mellon University ("CMU"). In June 1995, the Company entered into a license agreement with CMU pursuant to which CMU granted to the Company a perpetual, worldwide right to use and sub-license the Lycos search and indexing technology and other intellectual property rights associated therewith, including the "Lycos" trademark and the domain name lycos.com. CMU has been issued a patent in the United States relating to Lycos' search and indexing technology.

Competition

  The market for Internet products and services, and for Internet advertising served in connection with those products and services, is highly competitive. The Company believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, features and quality of support.

  A number of companies currently offer competitive products in the Company's target markets. The primary competitors of the Company's products and services are other companies providing online services and include About.com, Inc. (formerly The Mining Company), America Online (including Netscape's Netcenter and CompuServe), CMGi's Alta Vista, Excite@Home (including WebCrawler), theGlobe.com, Inc., Disney's Infoseek Corporation, Looksmart Ltd., Microsoft's MSN, NBC's Snap, Xoom, Inc., and Yahoo! Inc. (including GeoCities). In addition, a number of companies offering Internet products and services, including direct competitors of the Company, recently have begun to integrate multiple features within the products and services they offer to consumers. Integration of Internet products and services is occurring through development of competing products and through acquisitions of, or entering into joint ventures and/or licensing arrangements involving, competitors of the Company. Also, many other large media companies have announced that they are contemplating developing or acquiring Internet navigation services and are attempting to become "gateway" sites for Web users.

Employees

  As of October 27, 1999, Lycos employed 785 persons, including 363 in sales and marketing, 336 in research and development, product development and service operations and 86 in finance and administrative functions. The Company also employs 35 independent contractors for software development, documentation, artistic design and editorial reviews. None of the Company's employees is represented by a labor union and Lycos considers its employee relations to be good.

ITEM 2. PROPERTIES

  The Company's corporate headquarters is located in an approximately 77,000 square foot office facility in Waltham, Massachusetts, under a lease which expires in June 2003. The Company also maintains a sales office in New York, New York under a lease which expires in April 2002 and a corporate office and a sales office in San Francisco, California under leases which expire in March 2002 and August 2006. Lycos also maintains corporate offices in Mountain View, California under a lease which expires in December 2002. The Company believes that its current facilities are adequate for its current needs.

  The Company maintains substantially all of its computer systems in the California, New Jersey and Massachusetts sites of Exodus Communications, Inc. The Company's operations are dependent in part upon its ability to protect its operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins or other similar events. Furthermore, despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of the Company's products and services which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Factors affecting the Company's Business, Operating Results and Financial Condition".

ITEM 3. LEGAL PROCEEDINGS

  In February 1999, the Company announced its intention to enter into a transaction with USA Networks, Inc. and certain affiliated companies pursuant to which, among other things, Lycos would have been merged into a subsidiary of USA Networks. In May 1999, the parties to the proposed transaction terminated the merger by mutual agreement.

  Prior to such termination, eight purported class action lawsuits were filed in the Court of Chancery for the State of Delaware in and for New Castle County, by shareholders of the Company allegedly on behalf of all common stockholders of the Company. The complaints request, among other things, that the proposed transaction be enjoined or that rescissionary damages be awarded to the purported class and that plaintiffs be awarded all costs and fees, including attorneys' fees. Although the proposed merger has since been terminated, the suits have not been dismissed. The Company believes that the allegations in the complaints are without merit and intends to contest them vigorously.

  Also prior to the termination of the proposed merger, a series of purported securities class action lawsuits were filed in the United States District Court for the District of Massachusetts. The suits, which have since been consolidated, allege, among other claims, violations of United States Federal securities laws through alleged misrepresentations and omissions relating to the announced transaction with USA Networks. The consolidated complaint seeks an unspecified award of damages. The Company believes that the allegations in the consolidated complaint are without merit and intends to contest them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A special meeting of the stockholders of the Company was held on July 15, 1999. The purpose of the meeting was to consider a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of shares of authorized common stock, par value $.01 per share, from 100,000,000 shares to 300,000,000. 32,915,063 shares were cast in favor of the proposal, while 3,373,045 were cast against the proposal. There were 64,030 abstentions.

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

  The executive officers of the Company are:

          Name           Age                            Position
          ----           ---                            --------
Robert J. Davis.........  43 President, Chief Executive Officer and Director

Edward M. Philip........  34 Chief Operating Officer, Chief Financial Officer and Secretary

Ron A. Sege.............  42 Executive Vice President

David G. Peterson.......  42 Vice President of Advertising Sales

Thomas E. Guilfoile.....  35 Vice President of Finance and Administration

Jeffrey J. Crown........  40 Vice President of Business Development

John P. McMahon.........  47 Chief Human Resources Officer

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

  Ron A. Sege has served as Executive Vice President Officer since January 1999. Mr. Sege is responsible for steering the development of the rapidly growing Lycos Network. Prior to joining Lycos, Mr. Sege worked for 3Com Corporation, most recently as senior vice president of one of three business units at 3Com, a company with approximately $6 billion in annual revenue and 13,000 employees. Before joining 3Com, Mr. Sege worked for Rolm Corporation through its acquisition by IBM. Mr. Sege serves on various corporate and non-profit boards, including Artel Video Systems, the Massachusetts Telecommunications Council and Junior Achievement of New England. He holds a Bachelor of Arts degree from Pomona College and a Master in Business Administration from Harvard Business School.

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

  Thomas E. Guilfoile has served as Vice President of Finance and Administration since December 1996 and previously served as Controller since February 1996. From July 1986 to January 1996, Mr. Guilfoile was employed by Ernst & Young LLP, most recently as Senior Manager in the Entrepreneurial Services Group. While at Ernst and Young, Mr. Guilfoile provided both audit and consulting services to both privately held and publicly traded organizations, primarily in the high-tech area with a focus on companies in the Information, Communications and Entertainment industries. Mr. Guilfoile is a member of the Board of Directors of AdOne LLC and holds a Bachelor of Business Administration degree in Accounting from the University of Notre Dame.

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

  John P. McMahon has served as Chief Human Resources Officer since August 1999. Prior to joining Lycos, McMahon served as Vice President of Human Resources at Wang Global. Before joining Wang Global, McMahon served as Senior Vice President of Human Resources at Stream International and Stride Rite. McMahon has a Master of Science degree in Human Resource Management from Upsala College and a Bachelor of Science degree in Criminal Justice from Mercy College.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock of the Company has traded on the NASDAQ Stock Market under the symbol LCOS since the Company's initial public offering on April 2, 1996. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low reported sale prices for the Company's Common Stock for the period indicated as reported by the NASDAQ Stock Market.

     Year Fiscal Quarter Ended                                       High   Low
     ---- --------------------                                       ----- -----
     2000 October 31, 1999 (through October 27, 1999)..............  67.25 28.56

     1999 October 31, 1998.........................................  22.25 10.03
          January 31, 1999.........................................  72.69 20.63
          April 30, 1999...........................................  72.50 34.50
          July 31, 1999............................................  61.31 35.00

     1998 October 31, 1997.........................................  10.50  4.07
          January 31, 1998.........................................  10.50  6.32
          April 30, 1998...........................................  19.79  8.80
          July 31, 1998............................................  26.82 12.08

     1997 October 31, 1996.........................................   3.19  1.44
          January 31, 1997.........................................   4.69  2.38
          April 30, 1997...........................................   5.69  3.00
          July 31, 1997............................................   4.82  2.80

     1996 April 30, 1996 (commencing April 2, 1996)................   7.32  3.50
          July 31, 1996............................................   4.82  1.47

  As of October 27, 1999, the Company had 96,386,855 shares of Common Stock held by approximately 1,248 shareholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

  The Company has not paid any cash dividends on its Common Stock. The Company anticipates it will reinvest earnings to finance future growth, and therefore does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below under the caption Consolidated Statements of Operations Data with respect to the years ended July 31, 1999, 1998, 1997, 1996 and for the period from Inception (June 1, 1995) to July 31, 1995 and under the caption Consolidated Balance Sheet Data at July 31, 1999, 1998, 1997, 1996 and 1995 are derived from the consolidated financial statements of the Company and its subsidiary, which financial statements have been audited by KPMG LLP, independent certified public accountants. The following selected consolidated financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                                                      Inception
                           Year Ended     Year Ended     Year Ended    Year Ended   (June 1, 1995)
                          July 31, 1999  July 31, 1998  July 31, 1997 July 31, 1996 July 31, 1995
                          -------------  -------------  ------------- ------------- --------------
Consolidated Statement
 of Operations Data:
Revenues:
 Advertising............  $ 93,440,262   $ 41,768,607    $17,417,388   $ 4,478,474    $      --
 Electronic commerce,
  license and other.....    42,080,564     14,291,698      4,855,654       778,753         5,000
                          ------------   ------------    -----------   -----------    ----------
   Total revenues.......   135,520,826     56,060,305     22,273,042     5,257,227         5,000
Cost of revenues (1)....    28,726,949     12,513,259      4,335,941     2,900,808        27,576
                          ------------   ------------    -----------   -----------    ----------
 Gross profit...........   106,793,877     43,547,046     17,937,101     2,356,419       (22,576)
Operating expenses:
 Research and
  development...........    26,279,267      9,477,708      4,301,267       906,591        15,940
 In process research and
  development (2).......           --      17,280,000            --        452,000           --
 Sales and
  marketing (1).........    78,807,148     35,035,754     19,126,317     4,747,805        29,530
 General and
  administrative........    16,249,670      5,631,104      2,718,763     1,692,362        37,335
 Amortization of
  intangible assets.....    52,427,704      7,613,711        540,416       359,868           --
                          ------------   ------------    -----------   -----------    ----------
   Total operating
    expenses............   173,763,789     75,038,277     26,686,763     8,158,626        82,805
                          ------------   ------------    -----------   -----------    ----------
Operating loss..........   (66,969,912)   (31,491,231)    (8,749,662)   (5,802,207)     (105,381)
Interest income.........     6,166,942      3,051,747      2,130,472       714,369           --
Other income, net.......     8,759,406            --             --            --            --
                          ------------   ------------    -----------   -----------    ----------
Net loss................  $(52,043,564)  $(28,439,484)   $(6,619,190)  $(5,087,838)   $ (105,381)
                          ============   ============    ===========   ===========    ==========
Basic and diluted net
 loss per share (3).....  $      (0.60)  $      (0.46)   $     (0.12)  $     (0.11)   $    (0.00)
                          ============   ============    ===========   ===========    ==========
Shares used in computing
 net loss per
 share (4)..............    86,428,459     61,865,964     55,178,972    47,969,660    44,051,056
                          ============   ============    ===========   ===========    ==========

                            July 31,       July 31,       July 31,      July 31,       July 31,
                              1999           1998           1997          1996           1995
                          -------------  -------------  ------------- ------------- --------------
Consolidated Balance
 Sheet Data:
Working capital.........  $167,708,224   $147,062,298    $38,129,429   $39,973,810    $  329,411
Total assets............  $874,642,068   $317,235,336    $65,419,009   $53,660,575    $1,316,655
Long-term portion of
 deferred revenues, net
 of current portion.....  $ 55,934,152   $ 26,159,754    $ 5,100,000   $       --     $      --
Total Stockholders'
 equity.................  $725,682,620   $237,163,674    $37,647,027   $44,106,157    $1,144,619

--------
(1) Certain amounts in 1997 and 1996, which were previously included in the consolidated income statement under the caption "Cost of revenues", have been reclassified as "Sales and marketing" expense for all periods presented. This reclassification conforms the Company's presentation to industry practice. This change in classification has no effect on previously reported net loss or net loss per share.
(2) Reflects "In process research & development" expense recorded in connection with the Company's acquisitions.
(3) Net loss per share is calculated using the weighted average number of common stock and common stock equivalent shares outstanding during the respective periods. See Note 1 of Notes to Consolidated Financial Statements.
(4) Reflects the Company's two for one stock splits effective July 26, 1999 and August 25, 1998. All prior periods have been adjusted to reflect these stock splits.

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

Fiscal 1999 Compared To Fiscal 1998

 Results Of Operations

  Revenues. Total revenues for the year ended July 31, 1999 increased $79.5 million or 142%, to $135.5 million from $56.1 million for the previous year ended July 31, 1998 primarily as a result of the growth in the number and size of advertising contracts as well as an increase in the number and value of electronic commerce agreements.

  Advertising Revenues. Advertising revenues increased $51.7 million or 124%, to $93.4 million for the year ended July 31, 1999 representing 69% of total revenues. For the previous year ended July 31, 1998, advertising revenues were $41.8 million representing 75% of total revenues. The increase in advertising revenue was attributable primarily to an increase in the number of advertisers as well as growth in the average contract size and value.

  The Company currently derives a substantial portion of its revenues from the sale of advertisements on its web sites, primarily through banner advertisements and sponsorships. Advertising contracts are primarily sold as:
(1) a "run of site" contract under which a customer is guaranteed a number of impressions; (2) a "key word" contract in which a customer purchases the right to advertise in connection with specified word searches; or (3) a "targeted" contract where the customer purchases a specified number of impressions in one of the Web Guides or on a specified page or service.

  Electronic Commerce, License and Other Revenues. Electronic commerce, license and other revenues increased $27.8 million or 194%, to $42.1 million for the year ended July 31, 1999, representing 31% of total revenues. For the previous year ended July 31, 1998, electronic commerce, license and other revenues were $14.3 million, representing 25% of total revenues. For the year ended July 31, 1999, the increase in electronic commerce, license and other revenues is attributable primarily to the addition of several new partners during the year, including, among others, Microsoft, Fleet Bank, WebMD and First USA Bank.

  Electronic commerce revenues are derived principally from "slotting fees" paid for selective positioning and promotion within the Company's suite of products as well as from royalties from the sale of goods and services from the Company's web sites. The Company's license and product revenues are derived principally from product licensing fees and fees from maintenance and support of its products. Electronic commerce, license and product revenues are generally recognized upon delivery provided that no significant Company obligations remain and collection of the receivable is probable. In cases where there are significant remaining obligations, the Company defers such revenue until those obligations are satisfied. Fees from maintenance and support of the Company's products including revenues bundled with the initial licensing fees are deferred and recognized ratably over the service period.

  Cost of Revenues. Cost of revenues increased $16.2 million or 130%, to $28.7 million for the year ended July 31, 1999, representing 21% of total revenues. Cost of revenues for the previous year ended July 31, 1998 were $12.5 million, representing 22% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing maintenance and support of the Company's products and services, including compensation, consulting fees, equipment costs, bandwidth, networking and other related indirect costs. The overall increase in the cost of revenues was primarily due to increased usage of the company's services. The Company expects increases in the cost of revenues as demand for the Company's product offerings increase.

 Operating Expenses

  Research and Development. Research and development expenses increased $16.8 million or 177%, to $26.3 million for the year ended July 31, 1999, representing 19% of total revenues. For the year ended July 31, 1998, research and development expenses were $9.5 million, or 17% of total revenues. Research and development expenses consist primarily of equipment and salary costs. The overall increase in research and development expenses was primarily due to increased engineering staffing to continue to develop and enhance the Company's growing product offerings. The Company believes that significant investment in research and development is required to remain competitive. As a consequence, the Company expects to continue to commit substantial resources to research and development in the future.

  Sales and Marketing. Sales and marketing expenses increased $43.8 million or 125%, to $78.8 million for the year ended July 31, 1999, representing 58% of total revenues for the year. For the year ended July 31, 1998, sales and marketing expenses were $35.0 million, representing 62% of total revenues. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions, and expenses associated with the Company's expanded advertising, marketing and public relations campaign. The Company expects continued increases in sales and marketing expenses in future periods. Sales and marketing expenses also includes the cost of the Company's "Premier Provider" Agreements with Netscape and Microsoft, which totaled $17.6, $4.3 million, and $4.5 million in the fiscal years ended July 31, 1999, 1998 and 1997, respectively.

  General and Administrative. General and administrative expenses increased $10.6 million or 189%, to $16.2 million for the year ended July 31, 1999, representing 12% of total revenues. For the year ended July 31, 1998, general and administrative expenses were $5.6 million, representing 10% of total revenues. Included in general and administrative expenses for the year ended July 31, 1999 are non-recurring expenses of $4.2 million related to the USA Networks acquisition, as well as expenses associated with the consolidation of Lycos' Pittsburgh offices. Excluding these costs, general and administrative costs increased $6.4 million or 114%, to $12.0 million for the year ended July 31, 1999, representing 8.9% of total revenues. General and administrative expenses consist primarily of compensation, fees for professional services and other general corporate overhead costs. Net of these non-recurring charges, the increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel and increased costs for professional services.

  Amortization of Intangible Assets. Amortization of intangible assets increased $44.8 million or 589%, to $52.4 million for the year ended July 31, 1999, representing 39% of revenues. For the year ended July 31, 1998, amortization of intangible assets was $7.6 million, representing 14% of total revenues. The increase is attributable to increased amortization related to intangible assets recorded upon the acquisitions of WhoWhere?, Wired Ventures, and Internet Music Distribution. The Company amortizes intangible assets recorded upon the acquisitions over a five year period. The Company believes that its use of a five year amortization period is appropriate based on the following factors:

  (a) Independently, none of these companies held leadership positions in the Web search, navigation, or e-commerce markets.

  (b) The internet industry has very low barriers of entry for companies offering competing services to these companies.

  (c) Each company acquired was less than five years old and had a history of operating losses.

  (d) Industry practice has demonstrated certain technology companies utilizing amortization periods of three to five years.

  (e) The determination of the useful life of goodwill and other intangible assets requires a significant amount of judgment on the part of management.

  Interest Income. Interest income increased $3.1 million or 102%, to $6.2 million for the year ended July 31, 1999, representing 5% of total revenues. Interest income was approximately $3.1 million for the year ended July 31, 1998, representing 5% of total revenues. Interest income is derived primarily from the investment of net proceeds received upon the closing of the Company's public offerings of common stock in April 1996 and June 1998, as well as acquired cash.

  Other income, net. Other income, net for the year ended July 31, 1999, consists of a $10.1 million gain on sale of equity securities, net of a $1.4 million loss in the Company's equity share of losses in affiliates.

  Income Taxes. As of July 31, 1999, the Company had approximately $151 million in Federal and State net operating loss carryforwards. The Federal net operating losses will expire beginning in 2004 if not utilized. The State net operating losses will expire beginning in 2004 if not utilized. A portion or all of net operating loss carryforwards which can be utilized in any year may be limited by changes in ownership of the Company, pursuant to Section 382 of the Internal Revenue Code and similar statutes.

 Acquisitions

 WhoWhere?, Inc.

  On August 13, 1998, the Company acquired WhoWhere?, Inc. in a stock-for-stock transaction valued at approximately $159.1 million, resulting in intangible assets of $161.3 million. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

 Wired Ventures, Inc.

  On June 30, 1999, the Company acquired Wired Ventures, Inc. in a stock-for-stock transaction valued at approximately $290.9 million, resulting in intangible assets of $268.0 million. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

 Internet Music Distribution, Inc.

  On July 27, 1999, the Company acquired Internet Music Distribution, Inc. in a stock-for-stock transaction valued at approximately $49 million, resulting in intangible assets of $50.0 million. Terms of the merger also provide for future purchase payments, not to exceed $15,000,000, contingent upon unique user downloads of the Sonique Player. The Company has retained security interests in certain common stock that was issued in this transaction. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

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

  Cost of Revenues. Cost of revenues increased $8.2 million or 189%, to $12.5 million for the year ended July 31, 1998, representing 22% of total revenues. Cost of revenues for the previous year ended July 31, 1997 were $4.3 million, representing 19% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing maintenance and support of the Company's products and services, including compensation, consulting fees, equipment costs, bandwidth, networking and other related indirect costs. The overall increase in the cost of revenues was primarily due to increased usage of the Company's services.

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

  Subsequent to the end of its fiscal year end, the Company continued its acquisition strategy. However, whereas the previous acquisitions had focused on purchasing technologies, the addition of WhoWhere?, Inc. in August 1998 and Wired Ventures, Inc. in October 1998 centered around adding new users as well as a suite of more established products and services to the Company's product offerings. This change in focus was part of the Company's strategic initiative to change the Company from a technology focus to a mass market media company.

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

 Tripod, Inc.

  Lycos acquired Tripod, Inc., on February 12, 1998 for total purchase consideration of $61.4 million. The portion of the purchase price allocated to in-process research and development was $7.2 million or approximately 12% of the total purchase price. At the acquisition date, Tripod's major in-process project was the development of an advanced Home Page Building (HPB) technology and related web site management infrastructure to integrate and support this new HPB technology. The objective of the project was to develop and package a community building technology product that could be licensed to other companies to build and manage their own community-oriented sites. The new HPB technology was designed to build everything from simple web pages to complex web sites. Beyond the basic technology, the in-process HPB technology would offer two important features: plug-ins and templates. Plug-ins provide new interactive software tools to homepage builders without altering the basic HPB technology. For instance, plug-ins can enable users to easily add games, quizzes, electronic commerce capabilities and other interactive elements to their homepages. The HPB technology will also provide multiple template types, allowing a user to fill in a web form and build an electronic brochure without learning the HTML programming language.

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

  At the acquisition date, approximately 36 man-months of effort had been invested in the project and it was estimated that the Community Directory R&D project would be completed within three to four months. Thus, at the time of the Lycos purchase, the project was estimated to be approximately 90% complete.

  In addition to the Community Directory, WiseWire was developing two other components of its product line as part of an expanded offering to the corporate, rather than consumer user:

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

  The Wisewire in-process technology projects were completed by December 1998.

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

  Sales and Marketing. Sales and marketing expenses increased $15.9 million or 83%, to $35.0 million for the year ended July 31, 1998, representing 62% of total revenues for the year. For the year ended July 31, 1997, sales and marketing expenses were $19.1 million, representing 86% of total revenues, but declined 4% as a percentage of total revenues. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions, and expenses associated with the Company's expanded advertising, marketing and public relations campaign. Sales and marketing expenses also includes the cost of the Company's "Premier Provider" Agreements with Microsoft and Netscape, which totaled $17.6 million, $4.3 million and $4.5 million in the fiscal years ended July 31, 1999, 1998 and 1997, respectively.

  General and Administrative. General and administrative expenses increased $2.9 million or 107%, to $5.6 million for the year ended July 31, 1998, representing 10% of total revenues. For the year ended July 31, 1997, general and administrative expenses were $2.7 million, representing 12% of total revenues. General and administrative expenses consist primarily of compensation, fees for professional services and other general corporate overhead costs. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel and increased costs for professional services.

  Amortization of Intangible Assets. Amortization of intangible assets increased $7.1 million to $7.6 million for the year ended July 31, 1998, representing 13.6% of revenues. The increase is attributable to increased amortization related to developed technology and goodwill and other intangible assets recorded upon the acquisitions of Tripod, WiseWire and GuestWorld.

  At July 31, 1998, the Company had total net assets of $237.2 million, of which $78.8 million pertained to goodwill and other intangible assets. The Company continually evaluates the existence of long-lived assets impairment in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of." The Company wrote-off $98,000 of goodwill related to Point Communications and $830,000 related to its license agreement with Carnegie Mellon University. See Note 9 to the Consolidated Financial Statements.

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

 Acquisitions

 Tripod, Inc.

  On February 12, 1998, the Company acquired Tripod, Inc. in a stock-for-stock transaction valued at approximately $61.4 million. The transaction was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. In connection with the acquisition, the Company recorded a one-time charge related to in-process research and development of $7.2 million.

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

Liquidity and Capital Resources

  Prior to its initial public offering, the Company financed its operations primarily from proceeds of the private sale of equity securities and, to lesser extent, operating leases. On April 2, 1996, the Company completed an initial public offering of its common stock in which 12,000,000 shares of common stock were issued at a price of $4.00 per share. On April 12, 1996, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 540,000 shares of its common stock at $4.00 per share. Proceeds from the offering were approximately $46.0 million, net of offering costs.

  On June 4, 1998, 9,000,000 of the Company's shares were sold at a price of $25.00 per share under a registration statement filed with the SEC, filed on May 15, 1998. Of the 9,000,000 shares sold, 8,000,000 shares were sold by the Company and 1,000,000 were sold by CMG Information Services, Inc ("CMGI"). The Company did not receive any proceeds from the sale of shares by CMGI. Proceeds to the Company were approximately $95 million. The Underwriters exercised an option to purchase 1,350,000 additional shares of Common Stock, resulting in additional proceeds to the Company of approximately $16 million.

  At July 31, 1999, the Company had cash and cash equivalents of approximately $153 million. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper.

  The Company used cash from operations of approximately $37.9 million in the year ended July 31, 1999, due primarily to the net loss, as well as increases in accounts receivable and electronic commerce and license fees receivable. The Company's primary investing activity during the year has been, and further expenditures are anticipated to be, for the purchase of computers and office equipment to support the Company's continued growth. During the year ended July 31, 1999, the Company also used approximately $18.8 million for payments under the 1998 and 1999 Premier Provider Agreements with Netscape and Microsoft.

  At July 31, 1999, the Company had deferred revenues of approximately $120 million representing primarily license and electronic commerce fees to be earned in the future on noncancelable license and electronic commerce agreements.

  In August 1998, all of the outstanding capital stock of PlanetAll was acquired by Amazon.com in a stock-for-stock transaction valued at approximately $87 million. Of the total of 800,000 shares issued by Amazon.com, the Company received 322,128 shares valued at approximately $12.2 million, as of the acquisition date, in exchange for its shares of PlanetAll. See Note 2 to the Consolidated Financial Statements.

  The Company is obligated to make payments totaling approximately $14 million under contracts to provide search and navigation services between June 1999 and September 2000. No payments had been made under these agreements as of July 31, 1999.

  From time to time, the Company expects to evaluate the acquisition of products, businesses and technologies that complement the Company's business. As of the date of this Report other than those noted herein, the Company does not have any understandings, commitments or agreements with respect to any such material acquisitions.

  The Company currently believes that available funds and cash flows generated by operations, if any, will be sufficient to fund its working capital and capital expenditures requirements for at least the next twelve months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance products or services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, results of operations or financial condition.

Year 2000 Compliance

  LYCOS' SYSTEM MAY EXPERIENCE DIFFICULTIES RELATED TO YEAR 2000 COMPUTER
   PROBLEMS.

  The codes of many currently installed computer systems and software products accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. Many companies' software and computer systems, including those of Lycos and the companies on which Lycos depends, may need to be upgraded or replaced so that they will be able to distinguish 21st century dates from 20th century dates in order to comply with year 2000 requirements and therefore be year 2000 compliant.

  Lycos' State Of Year 2000 Readiness. Lycos is currently evaluating the Year 2000 readiness of the hardware and software products it sells, the information technology systems it uses and its non-information technology systems, like building security, voice mail and other systems. This evaluation includes the following phases: identification of all hardware and software products it sells and information technology systems and non-information technology systems it uses; assessment of repair or replacement requirements; repair or replacement; testing; implementation; and creation of contingency plans in the event of Year 2000 failures. Lycos has completed its assessment of all current versions of these hardware and software products and believes that they are Year 2000 compliant. Lycos is currently completing its testing of these systems which it expects to complete by December 11, 1999. There can be no assurance that these tests will be successful. Whether a complete system or device that uses hardware or software used by Lycos will process 21st century dates depends on other components that are supplied by parties other than Lycos. Lycos is in the process of contacting vendors regarding whether their software is Year 2000 compliant. Lycos relies, both domestically and internationally, upon various service providers that are outside of its control including: various vendors; governmental agencies; utility companies; telecommunications service companies; delivery service companies; and other service providers. These third parties may suffer a Year 2000 business disruption caused by the inability of various systems to process 21st century dates that could hinder Lycos' ability to conduct its business. To the extent that Lycos fails to identify and remedy any non-compliant internal or external Year 2000 problems, or the Year 2000 phenomenon creates a systemic failure beyond Lycos' control, like a prolonged telecommunications or electrical failure or a prolonged failure of third-party software on which Lycos relies, Lycos could be prevented from operating its business and permitting users access to its web sites.

  Costs Of Year 2000 Compliance To Lycos. To date, Lycos has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses thus far relate to retaining third party consultants to assist Lycos in its compliance efforts and to the opportunity cost of time spent by Lycos employees evaluating its software, the current versions of the hardware and software sold by Lycos and Year 2000 compliance matters generally.

  Status Of Lycos' Contingency Plan. Lycos has not yet developed a Year 2000-specific contingency plan. If Lycos discovers Year 2000 compliance issues, it will evaluate the need for contingency plans relating to these issues.

Subsequent Events

 Acquisition of Quote.com, Inc.

  On September 2, 1999, the Company entered into an Agreement and Plan of Merger (the Agreement) with Quote.com, Inc., a California corporation ("Quote.com") in a stock-for-stock transaction valued at approximately $88 million. The acquisition will be accounted for as a purchase. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Quote.com will be included with those of the Company for periods subsequent to the date of acquisition. The acquisition, which is subject to shareholder approval, is expected to close in the second quarter of fiscal year 2000.

 Lycos Asia Joint Venture

  In September 1999, the Company established Lycos Asia as the basis for a joint venture agreement with Singapore Telecommunications Limited (SingTel) to create a localized version of the Lycos Network services to be offered in Singapore, Hong Kong, China, Taiwan, India and certain other countries in Southeast Asia. The joint venture is owned 50% by Lycos and 50% by SingTel, a telecommunications provider in Singapore. The investment will be accounted for under the equity method and accordingly, the Company will recognize 50% of the net losses and profits of Lycos Asia when realized.

New Accounting Pronouncements

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company is required to adopt SOP 98-1 effective August 1, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the Company's consolidated financial statements.

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

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company currently expects to adopt SFAS 133, as amended by SFAS 137, for the year ending July 31, 2001. Management has determined there will be no impact on its results of operations or financial position resulting from the adoption of SFAS 133 because the Company currently does not hold derivative instruments.

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

  Limited Operating History; Anticipation of Continued Losses. The Company was founded in June 1995 and for the years ended July 31, 1999 and 1998 generated revenues of $135.5 million and $56.1 million, respectively. Accordingly, the Company has a limited operating history upon which an evaluation of the

Company and its prospects can be based. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. These risks include the Company's ability to continue to develop and extend the "Lycos" brand; the Company's ability to maintain premier positions on high traffic Web access points such as its arrangements with Netscape Communications Corp. ("Netscape") or to enter into additional distribution relationships and strategic alliances; the ability of the Company to maintain and increase levels of traffic on its web sites; the ability of the Company to continue to develop or acquire content, features and functionality for its services; the development of equal or superior services or products by competitors; the failure of the market to adopt the Web as an advertising or commercial medium; the reduction in market prices for Web-based advertising as a result of competition or otherwise; the Company's ability to effectively generate commerce-related revenues through sponsored services and placements in Lycos services; the Company's success in attracting, retaining and motivating qualified personnel and changes in the law governing activities in which the Company participates. There can be no assurance that the Company will be successful in addressing such risks.

  The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and therefore, the recent revenue growth experienced by the Company should not be taken as indicative of the rate of growth, if any, that can be expected in the future. The Company has incurred significant losses since inception. The Company reported a loss of $(0.60) per share (a $(0.05) loss per share before amortization and one-time acquisition related charges) for the year ended July 31, 1999 and there can be no assurance that the Company will sustain revenue growth or maintain profitability in the future. As of July 31, 1999, the Company had an accumulated deficit of $92.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements.

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

  In addition, the Company plans to significantly increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, broaden its customer support capabilities, maintain brand identity and pursue strategic alliances. In the future, leading web sites, browser providers and other distribution channels may require payments or other consideration in exchange for providing access to the Company's products and services. Additionally, the Company may incur costs pertaining to the introduction or enhancement of services offered by the Company or the acquisition of businesses or technologies. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition could be materially adversely affected.

  The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the Internet industry, usage of the Internet, the level of traffic to the Company's web sites, demand for Internet advertising and electronic commerce, the addition or loss of advertisers or electronic commerce sponsors, seasonal trends in advertising sales, the advertising budgeting cycles of individual advertisers, capital expenditures and other costs relating to the expansion of operations, incurrence of costs relating to acquisitions, the introduction of new products or services by the Company or its competitors, the mix of the services sold, the channels through which those services are sold, and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. Due to the nascent nature of the Internet industry, the Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. The Company also has experienced, and expects to continue to experience, seasonality in its business, with user traffic on the Company's web sites and the web sites of its partners being lower during the summer and year-end vacation and holiday periods, when usage of the Web and the Company's services has typically declined. Due to all of the foregoing factors and others that the Company cannot predict, it is possible that in some future quarter, the Company's operating results may be below the expectations of analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Reliance on Advertising Revenues; Risks Related to Sponsorships. The Company derives a significant portion of its revenues from the sale of advertisements on its Web pages. For the fiscal year ended July 31, 1999, advertising revenues represented approximately 69% of the Company's total revenues. The Company's strategy is to continue to develop advertising and other methods of generating revenues through the use of its products and services.

  The Company's ability to increase its advertising revenues will depend, among other things, on advertisers' acceptance of the Internet as an attractive and sustainable medium, the development of a large base of users of the Company's products and services possessing demographic characteristics attractive to advertisers, the expansion of the Company's advertising sales force and the development of the Internet as an attractive platform for electronic commerce. In addition, there is fluid and intense competition in the sale of advertising on the Internet, resulting in a wide range of rates quoted and a variety of pricing models offered by different vendors for a variety of advertising services, which makes it difficult to project future levels of advertising revenues that will be realized generally or by any specific company. It is also difficult to predict which pricing models will be adopted by the industry or advertisers. For example, advertising rates based on the number of "click throughs" from the Company's network to advertisers' pages, instead of rates based solely on the number of impressions, could materially adversely affect the Company's revenues. In addition, "filter" software programs that limit or remove advertising from the Web user's desktop are available. The widespread adoption of such software by users could have a material adverse effect on the viability of advertising on the Web. Accordingly, there can be no assurance that the Company will be successful in generating significant future advertising revenues, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. Further, significant and consistent investment on the Internet by many advertisers is dependent upon validation that the Internet is an effective advertising medium, which validation has not yet occurred and which is essential to the achievement of steady and predictable advertising revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Advertising."

  The Company has entered into sponsorship arrangements with third parties to provide sponsored services and placements on the Company's web sites in addition to traditional banner advertising. In connection with these arrangements, the Company may receive sponsorship fees as well as a portion of transaction revenues received by such third party sponsors from users originated through the Company's web sites, in return for minimum levels of user impressions or click throughs to be provided by the Company. To the extent implemented, these arrangements expose the Company to potentially significant financial risks, including the risk that the Company fails to deliver required minimum levels of user impressions or click throughs (in which case, these agreements typically provide for adjustments to the fees payable thereunder or "make good" periods) and that third party sponsors do not renew the agreements at the end of their terms. Certain of these arrangements also require the Company to integrate sponsors' content with the Company's services, which requires the dedication of resources and significant programming and design efforts to accomplish. There can be no assurance that the Company will be able to attract additional sponsors or that it will be able to renew existing sponsorship arrangements when they expire. In addition, the Company has granted exclusivity provisions to certain of its sponsors, and may in the future grant additional exclusivity provisions. Such exclusivity provisions may have the effect of preventing the Company, for the duration of such exclusivity arrangements, from accepting advertising or sponsorship arrangements within a particular subject matter in the Company's web sites or across the Company's entire service. The inability of the Company to enter into further sponsorship or advertising arrangements as a result of its exclusivity arrangements could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business-- Advertising" and "--Electronic Commerce."

  The Internet as a commercial endeavor has been in existence for a short period of time. The costs of establishing a web site are low, and new online service providers, content providers and advertisers are being launched regularly. Many of these companies are funded with venture capital and other forms of financing before they have proven both that their particular industry segment and their business strategy will be successful. Those companies that are unable to prove themselves successful before their initial funding is depleted may find it difficult or impossible to secure additional funding. The failure of any of the Company's advertisers or electronic commerce sponsors to pay amounts due to the Company on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

  Risks Associated With Electronic Commerce. The Company believes that the portion of its business dedicated to electronic commerce will play a significant role in the Company's future financial growth and development. In order to support its electronic commerce initiative, the Company must rely on the efficiencies and proper business practices of its third party suppliers. The failure of such third parties to provide quality service to users of the Company's web sites, timely deliver to such users the products purchased by users on the Company's web sites, or deliver superior products may result in user dissatisfaction, which may, in turn, cause users to stop visiting the Company's web sites or using the Company's services. In addition, to the extent that the Company is an intermediary in such electronic commerce transactions, there is the potential that users may involve the Company in claims associated with the sale of goods, including, without limitation, claims relating to product liability and consumer protection.

  Dependence on Third Party Relationships. The Company is dependent on a number of third party relationships, including its relationship with Netscape, to create traffic on the Company's web sites and consequently generate revenues. These relationships include arrangements relating to the positioning of the Company's products and services on Web browsers such as those offered by Netscape and Microsoft, and on other sites through license agreements in which Internet sites are linked to or otherwise utilize the Company's services. For the fiscal year ended July 31, 1999, a significant portion of the traffic to the Company's web sites was derived through the Netscape and Microsoft browsers. In May 1999, the Company's agreement with Microsoft expired and was not renewed. However, on June 7, 1999, the Company renewed its one-year "Premier Provider" Agreement with Netscape (the "Netscape Agreement") pursuant to which the Company is designated as a "Premier Provider" of search and navigation services accessible from the "Net Search" button on the Netscape browser through June 30, 2000. Under the terms of the Netscape Agreement, as subsequently amended, Netscape will commit search exposures during the one-year term of the Netscape Agreement to the Company's search services in exchange for a per-impression payment by the Company based on the actual number of exposures delivered to the Company by Netscape. Because Netscape provides only exposures from its Net Search page (as compared to a number of users who "click through" to the Company's web sites), there can be no assurance that the Netscape Agreement will provide the Company's web sites with material amounts of traffic. Although the Netscape Agreement may only be terminated under certain limited circumstances, if the Company were unable to continue as a "Premier Provider," the Company's web sites could lose a material portion of their traffic, traffic on competing services could substantially increase, and the Company's web sites could otherwise become less attractive to advertisers, which would have a material adverse effect on the Company's business, results of operations and financial condition. A traffic reduction could, in turn, result in advertisers on the Company's web sites, including sponsors and partners, terminating their contracts with the Company, as such contracts are typically of short duration and terminable on relatively short notice, or reducing the number of impressions purchased. Furthermore, the Company's contracts with advertisers and sponsors generally guarantee a minimum number of page views, and a failure to achieve the minimum page views could result in a reduction in payments to the Company or compel the Company to provide "make good" impressions if such minimums are not met. If the Company is unable to maintain its relationships with third parties to create traffic on the Company's web sites or is otherwise unable to offset a reduction in traffic, advertising revenues would be materially adversely affected, resulting in a material adverse affect on the Company's business, results of operations and financial condition. See "Business--Strategic Alliances."

  The Company is also dependent on web site operators that provide links to the Company's web sites and, for certain elements of the Company's properties, the Company licenses technology and related databases from third parties, including directories, chat, street mapping and other similar services. The Company believes that certain of its third party relationships are important to its ability to attract traffic and advertisers. Any errors, failures or delays experienced in connection with these third party technologies and information services could alienate the Company's users and adversely affect the Company's brand and its business. Although the Company views these relationships as important direct and indirect factors in the generation of revenues, many of the Company's arrangements do not include minimum commitments to use the Company's services or to provide access or links to the Company's products or services in the future, are not exclusive and generally have a term of only one to three years. In addition, there can be no assurance that the Company's partners regard their relationship with the Company as important to their own respective businesses and operations, that they will not reassess their commitment to the Company's products or services at any time in the future, or that they will not develop their own competitive products or services. There can be no assurance that the Company's existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenues for the Company. Failure of one or more of the Company's partnering relationships to achieve or maintain market acceptance or commercial success, or the termination of one or more successful partnering relationships, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the termination of the Company's position on a Web browser, or the grant to a competitor of an exclusive arrangement with respect to positioning on a Web browser, would significantly reduce traffic on the Company's web sites, which would have a material adverse effect on the Company's business, results of operations and financial condition.

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

  A number of companies offer competitive products addressing certain of the Company's target markets. The primary competitors of the Company's products and services are other companies providing online services, including About.com, Inc. (formerly The Mining Company), America Online (including Netscape's Netcenter and CompuServe), CMGi's Alta Vista, Excite@Home (including WebCrawler), theGlobe.com, Inc., Disney's Infoseek Corporation, Looksmart Ltd., Microsoft's MSN, NBC's Snap, Xoom, Inc., and Yahoo! Inc. (including GeoCities). In addition, a number of companies offering Internet products and services, including direct competitors of the Company, recently have begun to integrate multiple features within the products and services they offer to consumers. Integration of Internet products and services is occurring through development of competing products and through acquisitions of, or entering into joint ventures and/or licensing arrangements involving, competitors of the Company. For example, the Web browsers offered by Netscape and Microsoft, which are the two most widely-used browsers and substantial sources of traffic for the Company, may incorporate and promote information search and retrieval capabilities in future releases or upgrades that could make it more difficult for Internet viewers to find and use the Company's products and services. In addition, many large media companies have announced that they are contemplating developing or acquiring Internet navigation services and are attempting to become "gateway" sites for Web users. In the event these companies develop such "portal" sites, the Company could lose a substantial portion of its user traffic, which would have a material adverse effect on the Company's business, results of operations and financial condition. Further, entities that sponsor or maintain high-traffic web sites or that provide an initial point of entry for Internet viewers, such as the Regional Bell Operating Companies or ISPs such as Prodigy, Inc. and America Online, Inc., currently offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions competitive with those offered by the Company, or could take actions that make it more difficult for viewers to find and use the Company's products and services. Consolidations, integration and strategic relationships involving competitors of the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company also competes with metasearch services that allow a user to search the databases of several catalogs and directories simultaneously. The Company also competes indirectly with database vendors that offer information search and retrieval capabilities with their core database products. Tripod and Angelfire compete with other community-based web sites, including Yahoo Inc.'s GeoCities, Inc. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company's competitors will not offer Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. Moreover, a number of the Company's current advertising customers and partners have established relationships with certain of the Company's competitors, and future advertising customers and partners may establish similar relationships. The Company competes with online services and other web site operators as well as traditional off-line media, such as print and television, for a share of advertisers' total advertising budgets. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Competition."

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

  Risks Associated with Potential Acquisitions and Investments. The Company has completed, and may in the future pursue, acquisitions of companies, technologies or assets that complement the Company's business, such as the recent Wired Ventures and Sonique acquisitions. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or successfully integrate any acquired business into the Company's operations. Acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs, and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns along with the risks involved in entering markets in which the Company has little or no experience. Problems with an acquired business could have a material adverse effect on the performance of the Company. The Company has made, and may in the future make, investments in companies involved in the development of technologies or services that are complementary or related to the Company's operations. The Company has recently made investments in Bidder's Edge, Valent Software, and Frictionless Commerce. These companies are in early stages of development and may be expected to incur substantial losses. There can be no assurance that any investments in such companies will result in any return, nor can there be any assurance as to the timing of any such return, or that the Company will not suffer the loss of its entire investment. See "Business-- Recent Acquisitions" and "--Strategic Alliances."

  Management of Growth; Need to Establish Infrastructure; Additional Personnel. The rapid execution necessary for the Company to successfully offer its products and services and implement its business plan in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial and operational resources. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. Further, the Company will be required to manage multiple relationships with various customers and other third parties. There can be no assurance that the Company has made adequate allowances for the costs and risks associated with this expansion and transition, that the Company's systems, procedures or controls will be adequate to support the Company's operations, or that the Company's management will be able to achieve the rapid execution necessary to offer successfully the Company's products and services and implement its business plan. The Company's future operating results will also depend on many factors, including its ability to expand its advertising sales and business development organizations and expand its support organization commensurate with the growth of its business. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition could be materially adversely affected. See Item 4A--"Executive Officers of the Registrant."

  Risks Associated with International Expansion. International sales, primarily from licensing the Company's products and services, accounted for less than 10% of the Company's revenues for the fiscal year ended July 31, 1999. As part of its business strategy, the Company has entered into joint ventures in Europe (with Bertelsmann AG, in May 1997), Japan (with Sumitomo Corporation and Internet Initiative Japan ("IIJ"), in March 1998), Korea (with Mirae Corporation, in March 1999), and, after the close of the 1999 fiscal year, Asia (with Singapore Telecom, in September 1999). Most recently, the Company announced that it has launched localized, Company-owned and -operated sites in six South and Central American countries. The Company currently offers localized versions of the Lycos service in Argentina, Belgium, Brazil, Chile, Denmark, France, Germany, Italy, Japan, Korea, Luxembourg, the Netherlands, Norway, Mexico, Peru, Spain, Sweden, Switzerland, the United Kingdom and Venezuela. The Company believes that this expansion is important to the

Company's ability to continue to grow and to market its products and services. In marketing its products and services internationally, however, the Company will face new competitors. In addition, the ability of the Company to enter international markets will be dependent upon the Company's ability to create localized versions of its products and services. There can be no assurance that the Company will be successful in creating localized versions of its products and services, marketing or distributing its products abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. To date, the Company has limited experience in marketing and distributing its products internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in those requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements.

  Dependence on the Internet. The use of the Company's products and services will depend in large part upon the development by others of an infrastructure for providing Internet access and services. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are relatively new and evolving, it is difficult to predict with any certainty whether the Internet will prove to be a viable commercial marketplace. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development and commercialization of performance improvements, including high speed modems or an alternative to them. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. In addition, the Internet could lose its commercial viability due to delays in the development or adoption of new standards and protocols (for example, the next generation Internet Protocol) to handle increased levels of Internet activity. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed or, if developed, that the Internet will become a viable commercial marketplace for products and services such as those offered by the Company. If the necessary infrastructure or complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace or platform for advertising and electronic commerce, the Company's business, results of operations and financial condition will be materially adversely affected.

  Risk of Capacity Constraints and System Failure. A key element of the Company's strategy is to generate a high volume of traffic to its products and services, which the Company makes available free of charge to users of the Internet. Accordingly, the performance of the Company's products and services is critical to the Company's reputation, its ability to attract advertisers to the Company's web sites and the market acceptance of these products and services. Any system failure that causes interruptions in the availability, or increases response time, of the Company's products and services could result in less traffic to the Company's web sites and, if sustained or repeated, could reduce the attractiveness of the Company's products and services to advertisers and partners. An increase in the volume of searches conducted through the Company's products and services could strain the capacity of the software or hardware deployed by the Company or the capacity of the Company's network infrastructure, which could lead to slower response time or system failures. In addition, as the number of Web pages and users increases, there can be no assurance that the Company's products and services will be able to scale proportionately. Any failure to expand the capacity of the Company's hardware or network infrastructure on a timely basis or on commercially reasonable terms could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company is dependent upon Web browsers and Internet and online service providers for access to its products and services, and users have experienced difficulties due to browser and provider system failures unrelated to the Company's systems, products and services. The Company is also dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment and services used to provide its products and services. The Company outsources substantially all of its hardware operations to third parties. There can be no assurance that a system failure at any of these locations would not adversely affect the performance of the Company's products and services. This system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have a comprehensive disaster recovery plan, and relies, instead, on maintaining most of its core services on two "mirror" sites; if one server fails, all of the traffic can be redirected and served from the other server. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to users of the Company's products and services. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Properties."

  Advertising Management System. The process of managing advertising within large, high traffic web sites such as the Company's is an increasingly important and complex task. The Company licenses from a third party an advertising management system. To the extent that the Company encounters system failures or material difficulties in the operation of this system, the Company could be unable to deliver banner advertisements and sponsorships through its web sites. Any extended failure of, or material difficulties encountered in connection with, the Company's advertising management system may expose the Company to "make good" obligations with its advertising customers, which, by displacing advertising inventory, among other consequences, would reduce revenue and would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Advertising."

  Technological Change and New Products. The market for Internet products and services is characterized by rapidly changing technology, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new Internet products in the near future. The Company's future success will depend in significant part on its ability to continually improve the performance, features and reliability of the Lycos search and navigation services in response to both evolving demands of the marketplace and competitive product offerings, and there can be no assurance that the Company will be successful. In addition, a key element of the Company's business strategy is the development, introduction and integration of new products that capitalize on the increasing use of the Internet. There can be no assurance that the Company will be successful in developing or integrating such products or services or that such products and services will meet with market acceptance. In addition, new product releases by the Company may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and viewer support, which will adversely affect the use of the Company's products and services and, consequently, the Company's business, results of operations and financial condition. See "Business--Strategy" and "--Technology; Intellectual Property and Proprietary Rights."

  Intellectual Property and Proprietary Rights. The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees and with its consultants and partners. The Company has registered and applied for registration of certain service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. In addition, Carnegie Mellon University ("CMU") has been issued a patent in the United States relating to Lycos' search and indexing technology, which has been licensed to the Company on a perpetual basis. There can be no assurance that such patent will not be challenged, and if such challenges are brought, that the patent will not be invalidated. There also can be no assurance that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States and the Company does not currently have any patents or patent applications pending in any foreign country. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology or duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company. There have been substantial amounts of litigation in the computer industry regarding intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. Any such claims or counterclaims could be time-consuming, result in costly litigation, diversion of management's attention, cause product release delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, results of operations and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. See "Business--Technology."

  Government Regulation and Legal Uncertainties. The Company currently is subject only to limited direct regulation by government agencies, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Web, it is likely that a number of laws and regulations will be adopted with respect to the Web, covering issues such as user privacy, consumer protection, content and database use, and others. The adoption of any additional laws or regulations may decrease the growth of the Web, which could in turn decrease the demand for the Company's services and products or increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations or financial condition. Due to the global nature of the Web, it is possible that, although transmission of the Company's services originate from its operations centers in Massachusetts, California and New Jersey, the governments of other states and foreign countries might attempt to regulate the Company's transmissions or prosecute the Company for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that the Company might not unintentionally violate such law or that such laws will not be modified, or new laws enacted, in the future. It is also possible that states or foreign countries may seek to impose sales taxes on out of state companies that engage in commerce over the Internet. In the event that states or foreign countries succeed in imposing sales or other taxes on Internet commerce, the growth of the use of the Internet for commerce could slow substantially. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations or financial condition.

  Dependence on Key Personnel. The Company's performance is substantially dependent on the performance of its executive officers and key employees, all of whom have worked together for only a short period of time. The Company does not have in place key person life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations or financial condition of the Company. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, hire, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire, assimilate or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, results of operations or financial condition. See Item 4A--"Executive Officers of the Registrant."

  Liability for Information Retrieved from the Internet. Because material may be downloaded by the online or Internet services operated or facilitated by the Company or the Internet access providers with which the Company has relationships, and be subsequently distributed to others, it is possible that claims will be made against the Company on the basis of defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials, including claims based on the Company providing access to obscene or hateful information. Although the Company has broad liability insurance, the Company's insurance may not cover potential claims of this type, or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations or financial condition.

  Volatility of Stock Price. The price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in results of operations, announcements of new technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and news relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's Common Stock, regardless of the Company's operating performance. See
Item 5--"Market for Registrants Common Equity and Related Stockholder
Matters."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Consolidated Financial Statements:
Independent Auditors' Report..............................................  35
Consolidated Balance Sheets at July 31, 1999 and 1998.....................  36
Consolidated Statements of Operations for the years ended July 31, 1999,
 1998, and 1997...........................................................  37
Consolidated Statements of Stockholders' Equity and Comprehensive Income
 (Loss) for the years ended July 31, 1999, 1998, and 1997.................  38
Consolidated Statements of Cash Flows for the years ended July 31, 1999,
 1998 and 1997............................................................  39
Notes to Consolidated Financial Statements................................  41

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Lycos, Inc.:

  We have audited the accompanying consolidated balance sheets of Lycos, Inc. as of July 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended July 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lycos, Inc. at July 31, 1999 and 1998, and the results of its operations and cash flows for each of the years in the three year period ended July 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts
August 17, 1999

                                  LYCOS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                      July 31,      July 31,
                                                        1999          1998
                                                    ------------  ------------
                      ASSETS
Current assets:
  Cash and cash equivalents........................ $152,970,244  $153,728,200
  Accounts receivable, less allowance for doubtful
   accounts of $2,377,000 and $1,208,000 at July
   31, 1999 and 1998, respectively.................   24,639,514    10,958,470
  Electronic commerce and license fees receivable..   71,843,202    30,223,986
  Prepaid expenses.................................    8,537,383     5,559,842
  Other current assets.............................      143,448       326,292
                                                    ------------  ------------
    Total current assets...........................  258,133,791   200,796,790
                                                    ------------  ------------
Property and equipment, less accumulated
 depreciation and amortization.....................    7,471,230     3,960,059
Electronic commerce and license fees receivable....   48,029,100    21,537,371
Investments........................................   48,000,570     8,874,568
Intangible assets, less accumulated amortization...  505,682,024    78,787,554
Other assets.......................................    7,325,353     3,278,994
                                                    ------------  ------------
    Total assets................................... $874,642,068  $317,235,336
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable--current........................... $  2,589,271  $    171,783
  Accounts payable.................................    1,381,721     4,873,302
  Accrued expenses.................................   22,438,326    17,277,168
  Deferred revenues................................   64,016,249    31,412,239
                                                    ------------  ------------
    Total current liabilities......................   90,425,567    53,734,492

Notes payable......................................    2,599,729       140,749
Deferred revenues..................................   55,934,152    26,159,754
Other liabilities..................................          --         36,667
                                                    ------------  ------------
                                                      58,533,881    26,337,170
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized, none issued or outstanding..........          --            --
  Common stock, $.01 par value; 300,000,000 shares
   authorized, 96,706,803 shares at July 31, 1999
   and 77,982,872 at July 31, 1998 issued and
   outstanding.....................................      967,071       779,832
  Additional paid-in capital.......................  801,494,011   277,736,666
  Deferred compensation............................      (69,802)     (116,338)
  Accumulated deficit..............................  (92,295,457)  (40,251,893)
  Treasury stock, at cost, 1,814,893 shares at July
   31, 1999 and 1,417,348 shares at July 31, 1998..   (3,286,293)     (984,593)
  Accumulated other comprehensive income...........   18,873,090           --
                                                    ------------  ------------
    Total stockholders' equity.....................  725,682,620   237,163,674
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $874,642,068  $317,235,336
                                                    ============  ============


          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended
                                        -------------------------------------------
                                        July 31, 1999  July 31, 1998  July 31, 1997
                                        -------------  -------------  -------------
Revenues:
  Advertising.........................  $ 93,440,262   $ 41,768,607    $17,417,388
  Electronic commerce, license and
   other..............................    42,080,564     14,291,698      4,855,654
                                        ------------   ------------    -----------
    Total revenues....................   135,520,826     56,060,305     22,273,042
Cost of revenues......................    28,726,949     12,513,259      4,335,941
                                        ------------   ------------    -----------
    Gross profit......................   106,793,877     43,547,046     17,937,101
Operating expenses:
  Research and development............    26,279,267      9,477,708      4,301,267
  In process research and
   development........................           --      17,280,000            --
  Sales and marketing.................    78,807,148     35,035,754     19,126,317
  General and administrative..........    16,249,670      5,631,104      2,718,763
  Amortization of intangible assets...    52,427,704      7,613,711        540,416
                                        ------------   ------------    -----------
    Total operating expenses..........   173,763,789     75,038,277     26,686,763
                                        ------------   ------------    -----------
Operating loss........................   (66,969,912)   (31,491,231)    (8,749,662)
Interest income.......................     6,166,942      3,051,747      2,130,472
Equity share of losses in affiliates..    (1,360,425)           --             --
Gain on sale of investments...........    10,119,831            --             --
                                        ------------   ------------    -----------
Net loss..............................  $(52,043,564)  $(28,439,484)   $(6,619,190)
                                        ============   ============    ===========
Basic and diluted net loss per share..  $      (0.60)  $      (0.46)   $     (0.12)
                                        ============   ============    ===========
Shares used in computing basic and
 diluted net loss per share...........    86,428,459     61,865,964     55,178,972
                                        ============   ============    ===========


          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                    (LOSS)

                                                                                                             Accumulated
                           Common Stock      Additional                                 Treasury Stock          Other
                        -------------------   Paid-in       Deferred   Accumulated   ---------------------  Comprehensive
                          Shares    Amount    Capital     Compensation   Deficit      Shares     Amount     Income (Loss)
                        ---------- -------- ------------  ------------ ------------  --------- -----------  -------------
Balances at July 31,
1996..................  55,171,584 $551,716 $ 49,123,821   $(376,161)  $ (5,193,219)       --          --            --
Comprehensive income
(loss):
  Net loss............         --       --           --          --      (6,619,190)       --          --            --
  Other comprehensive
  income (loss):
    Unrealized gains
    on available-for-
    sale securities...
      Comprehensive
      income (loss)...
Issuance of common
stock in connection
with Employee Stock
Purchase Plan.........      14,896      148       18,254         --             --         --          --            --
Cancellation of
options...............         --       --       (49,067)     49,067            --         --          --            --
Amortization of
deferred
compensation..........         --       --           --      141,658            --         --          --            --
                        ---------- -------- ------------   ---------   ------------  --------- -----------   -----------
Balances at July 31,
1997..................  55,186,480  551,864   49,093,008    (185,436)   (11,812,409)       --          --            --
Comprehensive income
(loss):
  Net loss............         --       --           --          --     (28,439,484)       --          --            --
  Other comprehensive
  income (loss):
    Unrealized gains
    on available-for-
    sale securities...
      Comprehensive
      income (loss)...
Issuance of common
stock in connection
with Employee Stock
Purchase Plan.........      17,176      172       65,870         --             --         --          --            --
Cancellation of
options...............         --       --       (22,562)     22,562            --         --          --            --
Issuance of common
stock in connection
with exercise of stock
options...............   4,094,040   40,940    3,201,254         --             --     123,112 $      (307)          --
Purchase of treasury
stock in connection
with exercise of stock
options...............         --       --           --          --             --   1,216,368    (467,589)          --
Issuance of common
stock in connection
with exercise of
warrants..............     414,456    4,144    1,359,444         --             --      37,672    (113,581)          --
Issuance of common
stock in connection
with strategic
investments, net of
offering costs........     602,056    6,024    7,876,419         --             --         --          --            --
Issuance of common
stock and warrants in
connection with
acquisitions..........   8,298,284   82,984  104,766,071         --             --      40,196    (403,116)          --
Issuance of common
stock in connection
with Secondary Public
Offering, net of
offering costs........   9,350,000   93,500  111,097,366         --             --         --          --            --
Issuance of common
stock in connection
with services
rendered..............      20,380      204      299,796         --             --         --          --            --
Amortization of
deferred
compensation..........         --       --           --       46,536            --         --          --            --
                        ---------- -------- ------------   ---------   ------------  --------- -----------   -----------
Balances at July 31,
1998..................  77,982,872  779,832  277,736,666    (116,338)   (40,251,893) 1,417,348    (984,593)
Comprehensive income
(loss):
  Net loss............         --       --           --          --     (52,043,564)       --          --            --
  Other comprehensive
  income (loss):
    Unrealized gains
    on available-for-
    sale securities,
    net of tax........                                                                                       $18,873,090
      Comprehensive
      income (loss)...
Issuance of common
stock in connection
with Employee Stock
Purchase Plan.........      19,112      191      247,300         --             --         --          --            --
Issuance of common
stock in connection
with exercise of stock
options...............   3,120,163   31,201   15,512,243         --             --     397,545  (2,301,700)          --
Tax benefit of stock
option exercises......         --       --    12,582,000         --             --         --          --            --
Issuance of common
stock in connection
with acquisitions.....  15,584,656  155,847  495,415,802         --             --         --          --            --
Amortization of
deferred
compensation..........         --       --           --       46,536            --         --          --            --
                        ---------- -------- ------------   ---------   ------------  --------- -----------   -----------
Balances at July 31,
1999..................  96,706,803 $967,071 $801,494,011   $ (69,802)  $(92,295,457) 1,814,893 $(3,286,293)  $18,873,090
                        ========== ======== ============   =========   ============  ========= ===========   ===========
                                      Comprehensive
                           Total      Income (Loss)
                        ------------- --------------
Balances at July 31,
1996..................  $ 44,106,157
Comprehensive income
(loss):
  Net loss............    (6,619,190) $ (6,619,190)
  Other comprehensive
  income (loss):
    Unrealized gains
    on available-for-
    sale securities...                         --
                                      --------------
      Comprehensive
      income (loss)...                $ (6,619,190)
                                      ==============
Issuance of common
stock in connection
with Employee Stock
Purchase Plan.........        18,402
Cancellation of
options...............           --
Amortization of
deferred
compensation..........       141,658
                        -------------
Balances at July 31,
1997..................    37,647,027
Comprehensive income
(loss):
  Net loss............   (28,439,484) $(28,439,484)
  Other comprehensive
  income (loss):
    Unrealized gains
    on available-for-
    sale securities...                         --
                                      --------------
      Comprehensive
      income (loss)...                $(28,439,484)
                                      ==============
Issuance of common
stock in connection
with Employee Stock
Purchase Plan.........        66,042
Cancellation of
options...............           --
Issuance of common
stock in connection
with exercise of stock
options...............     3,241,887
Purchase of treasury
stock in connection
with exercise of stock
options...............      (467,589)
Issuance of common
stock in connection
with exercise of
warrants..............     1,250,007
Issuance of common
stock in connection
with strategic
investments, net of
offering costs........     7,882,443
Issuance of common
stock and warrants in
connection with
acquisitions..........   104,445,939
Issuance of common
stock in connection
with Secondary Public
Offering, net of
offering costs........   111,190,866
Issuance of common
stock in connection
with services
rendered..............       300,000
Amortization of
deferred
compensation..........        46,536
                        -------------
Balances at July 31,
1998..................   237,163,674
Comprehensive income
(loss):
  Net loss............   (52,043,564) $(52,043,564)
  Other comprehensive
  income (loss):
    Unrealized gains
    on available-for-
    sale securities,
    net of tax........  $ 18,873,090  $ 18,873,090
                                      --------------
      Comprehensive
      income (loss)...                $(33,170,474)
                                      ==============
Issuance of common
stock in connection
with Employee Stock
Purchase Plan.........       247,491
Issuance of common
stock in connection
with exercise of stock
options...............    13,241,744
Tax benefit of stock
option exercises......    12,582,000
Issuance of common
stock in connection
with acquisitions.....   495,571,649
Amortization of
deferred
compensation..........        46,536
                        -------------
Balances at July 31,
1999..................  $725,682,620
                        =============

         See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended
                                      ---------------------------------------
                                        July 31,      July 31,     July 31,
                                          1999          1998         1997
                                      ------------  ------------  -----------
Operating activities
Net loss............................. $(52,043,564) $(28,439,484) $(6,619,190)
Adjustments to reconcile net loss to
 net cash used in operating
 activities:
  Amortization of deferred
   compensation......................       46,536        46,536      141,658
  Amortization of intangible assets..   52,427,704     7,613,711      540,416
  Depreciation.......................    3,554,128     1,525,132      728,648
  Allowance for doubtful accounts....    1,169,000       654,000      405,000
  Gain on sale of investments........  (10,119,831)          --           --
  Equity share of losses in
   affiliates........................    1,360,425           --           --
  In process research and development
   expense...........................          --     17,280,000          --
  Issuance of common stock for
   services rendered.................          --        300,000          --
Changes in operating assets and
 liabilities:
  Accounts receivable................   (6,206,871)   (4,768,973)  (3,745,337)
  Electronic commerce and license
   fees receivable...................  (68,110,945)  (42,045,551)  (7,731,585)
  Prepaid expenses...................   (1,675,051)   (1,258,140)  (3,296,707)
  Other current assets...............      182,844      (326,292)         --
  Other assets.......................   (3,272,683)   (2,895,379)    (216,000)
  Accounts payable...................   (6,321,113)      774,033      547,634
  Accrued expenses...................   (9,333,937)    8,343,512    5,641,289
  Deferred revenues..................   60,432,726    40,450,223   12,478,136
  Other liabilities..................      (36,667)      (29,105)    (449,495)
                                      ------------  ------------  -----------
Net cash used in operating
 activities..........................  (37,947,299)   (2,775,777)  (1,575,533)
                                      ------------  ------------  -----------
Investing activities
Purchase of property and equipment...   (1,746,930)   (1,091,988)  (1,818,798)
Sale of investment...................   12,158,790           --           --
Cash acquired through acquisitions,
 net.................................   21,750,667     2,540,619          --
Investment in affiliates.............   (5,120,296)     (992,125)         --
                                      ------------  ------------  -----------
Net cash provided by (used in)
 investing activities................   27,042,231       456,506   (1,818,798)
                                      ------------  ------------  -----------
Financing activities
Proceeds from issuance of common
 stock, net of offering costs........          --    111,190,866       18,402
Proceeds from exercise of stock
 options.............................   15,543,444     3,241,887          --
Proceeds from issuance of common
 stock under Employee Stock Purchase
 Plan................................      247,491        66,042          --
Proceeds from exercise of warrants...          --      1,250,007          --
Repayments of notes payable..........   (3,342,123)          --           --
Cash used to repurchase treasury
 stock...............................   (2,301,700)     (467,589)         --
                                      ------------  ------------  -----------
Net cash provided by financing
 activities..........................   10,147,112   115,281,213       18,402
                                      ------------  ------------  -----------
Net increase (decrease) in cash and
 cash equivalents....................     (757,956)  112,961,942   (3,375,929)
Cash and cash equivalents at
 beginning of year...................  153,728,200    40,766,258   44,142,187
                                      ------------  ------------  -----------
Cash and cash equivalents at end of
 year................................ $152,970,244  $153,728,200  $40,766,258
                                      ============  ============  ===========

                                  LYCOS, INC.

                                                      Year Ended
                                        ---------------------------------------
                                          July 31,     July 31,     July 31,
                                            1999         1998         1997
                                        ------------ ------------ -------------
Schedule of non-cash financing and
 investing activities:
 Issuance of common stock upon
  acquisition of WhoWhere?, Wired
  Ventures, and Internet Music
  Distribution, Inc.................... $495,571,649          --       --
 Assets and liabilities recognized upon
  acquisition of WhoWhere?, Wired
  Ventures, and Internet Music
  Distribution, Inc.
    Accounts receivable................    8,643,173          --       --
    Prepaid expenses...................    1,302,490          --       --
    Property and equipment.............    5,318,369          --       --
    Goodwill and other intangible
     assets............................  479,322,174          --       --
    Marketable securities..............    5,950,000          --       --
    Other assets.......................      773,676          --       --
    Accounts payable...................    2,829,532          --       --
    Accrued expenses...................   17,868,511          --       --
    Notes payable......................    8,218,591          --       --
    Deferred revenues..................    1,945,682          --       --
  Issuance of common stock upon
   acquisition of Tripod, Inc.,
   WiseWire, Corp., and GuestWorld,
   Inc.................................          --  $104,445,939      --
  Assets and liabilities recognized
   upon acquisition of Tripod, Inc.,
   WiseWire Corp., and GuestWorld, Inc.
    Accounts receivable................          --       209,235      --
    Prepaid expenses...................          --        23,284      --
    Property and equipment.............          --     1,995,601      --
    Developed technology...............          --    12,331,195      --
    Goodwill and other intangible
     assets............................          --    72,827,020      --
    Accounts payable...................          --       809,756      --
    Accrued expenses...................          --     1,858,481      --
    Deferred revenues..................          --        92,780      --
  Issuance of common stock in
   connection with strategic
   investments.........................          --     7,882,443      --

          See accompanying notes to consolidated financial statements.

                                  LYCOS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 The Company

  Lycos, Inc., ("Lycos" or the "Company") is a network of globally branded media properties and aggregated content distributed primarily through the World Wide Web. Under the "Lycos Network" brand, Lycos provides aggregated third-party content, Web search and directory services, community and personalization features, personal Web publishing and online shopping. Lycos seeks to draw a large number of viewers to its Websites by providing a one-stop destination for information, communication and shopping services on the Web. The Company was formed in June 1995 by CMG@Ventures L.P., a wholly-owned subsidiary of CMGI, Inc. The Company conducts its business in one segment, generating revenue from selling advertising, electronic commerce and licensing its products and services. The Company's fiscal year end is July 31.

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

 Deferred Revenues

  Deferred revenues are comprised of license and electronic commerce fees to be earned in the future on non-cancelable agreements existing at the balance sheet date.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents. At July 31, 1999 and 1998, the Company had no investments with maturities greater than three months.

                                  LYCOS, INC.

 Investments

  The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"(SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair value. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. All of the Company's investments are classified as available-for-sale and, as such, are carried at fair value, with unrealized holding gains and losses, net of deferred taxes reported as a separate component of stockholders' equity.

 Property and Equipment

  Property and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three to five years). Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

 Intangible Assets

  Intangible assets primarily relate to the Company's acquisitions and include developed technology, licensed technology, trademarks, trade names, content copyrights, customer base and goodwill. In connection with acquisitions accounted for under the purchase method of accounting (see Note 4), the Company recorded these intangible assets based on the excess of the purchase price over the identifiable tangible net assets of the acquiree on the date of purchase. Intangible assets are reported at cost, net of accumulated amortization, and are being amortized over their estimated useful life of five years. At July 31, 1999 and 1998, the balance of developed technology, trade names and other intangible assets, net of accumulated amortization was $17,796,214 and $3,384,981, respectively.

 Goodwill

  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited of 5 years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life or impact the recoverability of the goodwill. If such changes occur, the Company would use an estimate of the undiscounted future operating cash flows to determine the recoverability of the goodwill. At July 31, 1999 and 1998 the balance of goodwill, net of accumulated amortization was $487,885,810 and $75,402,573, respectively.

 Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 Income Taxes

  The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

                                  LYCOS, INC.

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

 Advertising Costs

  The Company expenses advertising production costs as incurred. Advertising expense was approximately $11,755,635, $5,675,000 and $4,427,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

 Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and earnings (loss) per share in the notes to the financial statements. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's stock option plans, and footnote disclosure is provided in Note 7.

 Employee Benefit Plan

  The Company maintains a 401(K) Profit Sharing Plan (the "Plan") for its employees. Each participant in the Plan may elect to contribute from 1% to 15% of their annual compensation to the Plan. The Company matches employee contributions at a rate of one-third of the first six percent of compensation deferred. During 1999, 1998 and 1997, the Company's contributions amounted to approximately $230,000, $87,000 and $27,000, respectively.

 Concentration of Credit Risk

  The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable. The Company maintains allowances for credit losses and such losses have been within management's expectations. Bad debt expense was $1,169,000, $654,000 and $405,000 in 1999, 1998 and 1997, respectively. No single customer accounted for greater than 10% of total revenues during the years ended July 31, 1999, 1998 and 1997.

  The Company's services are provided to customers in several industries primarily in North America. Sales to foreign customers for the years ended July 31, 1999, 1998 and 1997 were approximately $1,990,000, $2,640,000 and
$1,700,000, respectively.

 Financial Instruments

  The recorded amounts of financial instruments, including cash equivalents, receivables, accounts payable, accrued expenses and deferred revenues, approximate their fair market values as of July 31, 1999 and 1998. The Company has no investments in derivative financial instruments.

                                  LYCOS, INC.

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

 Treasury Stock

  In connection with a license agreement with Carnegie Mellon University, CMG@Ventures, Inc. has agreed to sell to the Company the number of shares of common stock equal to the shares issuable upon exercise of certain options granted, as defined, at a price equal to the exercise price of the underlying options exercised (see Note 7). Under this agreement, the Company issues shares of Company stock to employees upon exercise of options and subsequently buys an equivalent number of Company shares at the respective exercise price from CMG@Ventures, resulting in treasury stock.

 Reclassifications

  Certain prior years' balances have been reclassified to conform with the current year's presentation.

 Comprehensive Income

  The Company adopted Statement of Financial Accounting Standard No. 130 (SFAS
130), "Reporting Comprehensive Income" during the year ended July 31, 1999. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. Comprehensive loss was $33,170,474 for the year ended July 31, 1999. The difference between net loss and comprehensive loss for the year ended July 31, 1999 is due to $18,873,090 of net unrealized gains on the Company's remaining investments, which are classified as available-for-sale investments under SFAS 115. The Company had no "other comprehensive income" items in the years ended July 31, 1998 or 1997.

 New Accounting Pronouncements

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

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company currently expects to adopt SFAS 133, as amended by SFAS 137, for the year ending July 31, 2001. Management has determined there will be no impact

                                  LYCOS, INC.

on its results of operations or financial position resulting from the adoption of SFAS 133 because the Company currently does not hold derivative instruments.

2. Investments

  The Company invests in equity instruments of privately held Internet related companies. These investments are accounted for under the cost method as the Company's ownership represents less than 20% of each investee. The Company's carrying value of these investments approximates fair value at July 31, 1999. For non-quoted investments, the Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values.

 Marketable Securities

  In April 1998, the Company acquired an approximate 14% ownership stake in Sage Enterprises, Inc. (PlanetAll) which, at the time, was owned 29% by CMGI, a related party, in exchange for shares of the Company's Common Stock valued at $2.5 million at the time of the transaction. Launched in November 1997, PlanetAll provides free core contact management services through the Internet. In August 1998, pursuant to an Agreement and Plan of Merger, Amazon.com acquired all of the outstanding capital stock of PlanetAll. The Company received 322,128 shares of Amazon.com valued at approximately $12.8 million at the time of acquisition in exchange for its shares of PlanetAll, resulting in a gain of $10.1 million in the year ended July 31, 1999. The Company sold 289,917 shares of Amazon.com in October 1998, resulting in $12.2 million of cash proceeds. The Company has 32,211 shares of Amazon.com remaining at July 31, 1999.

  In April 1998, the Company acquired an ownership stake in Mail.com in exchange for 400,248 shares of the Company's common stock valued at approximately $4,600,000 at the time of the transaction. Mail.com is a leading provider of satellite ground segment systems, networks and satellite services. On June 14, 1999, Mail.com completed an initial public offering of its common stock. The Company's investment in Mail.com has been adjusted to reflect its fair value of $35,750,000, based on its traded market price on July 31, 1999.

  The cost of marketable securities carried at fair value was $11,805,646 at July 31, 1999. There was no investments held as available-for-sale at July 31, 1998. Gross unrealized gains and losses relating to securities held as available-for-sale for the year ended July 31, 1999 are as follows:

      Gross Unrealized Gains....................................... $33,117,590
      Gross Unrealized Losses...................................... $(1,662,500)
                                                                    -----------
        Net Unrealized Gains....................................... $31,455,090
                                                                    ===========

 Joint Ventures

  In May 1997, the Company established Lycos Bertelsmann as the basis for a joint venture agreement with Bertelsmann Internet Services to create localized versions of the Lycos search and navigation service throughout Europe. The joint venture is owned 50% by Lycos and 50% by Bertelsmann. Bertelsmann Internet Services, a subsidiary of Bertelsmann AG, has committed to provide capital, infrastructure and employees for the venture while Lycos will provide the core technology and brand name. The carrying value of the Company's investment in Lycos Bertelsmann was not material at July 31, 1999 or 1998. The investment is accounted for under the equity method and accordingly, the Company will recognize 50% of the net profits of Lycos Bertelsmann when realized.

  In April 1998, the Company established Lycos Japan KK as the basis for a joint venture with Sumitomo Corporation, one of Japan's largest trading companies, and Internet Initiative Japan (IIJ), the country's largest Internet Service Provider. The joint venture is owned 40% by Lycos, 50% by Sumitomo Corporation and 10%

                                  LYCOS, INC.

by IIJ. The investment is accounted for under the equity method. For the year ending July 31, 1999, Lycos' share of the net loss was approximately $1,000,000. For the year ending July 31, 1998, Lycos' share of net loss was not material.

  In March 1999, the Company established Lycos Korea as the basis for a joint venture agreement with Mirae Corporation to create a localized version of the Lycos Network services to be offered in Korea. The joint venture is owned 50% by Lycos and 50% by Mirae, a Korean high technology company. The investment is accounted for under the equity method. For the year ending July 31, 1999, Lycos' share of net loss was approximately $360,000.

 Lycos Ventures Limited Partnership

  In July 1999 the Company formed a venture capital fund to make strategic early-stage investments in companies that are involved with electronic commerce, online media or the development of Internet technology, content or services. The Company, as a limited partner, is committed to providing $10 million to Lycos Ventures, L.P. (the "Fund"). The other limited partners, which include Bear Stearns, Mellon Ventures, Inc., Mirae Corporation, Sumitomo Corporation, Vulcan Ventures, and others, will provide approximately $60 million to the Fund. The general partner of the fund is Lycos Triangle Partners, LLC, a Delaware limited liability company formed by Lycos and Triangle Capital Corporation. As of July 31, 1999 the Company has not provided any of its $10 million commitment to the Fund.

3. Property and Equipment

  Property and equipment, at cost, consisted of the following:

                                                             July 31,
                                                     -------------------------
                                                         1999         1998
                                                     ------------  -----------
   Computers and equipment.......................... $ 14,138,390  $ 3,623,686
   Furniture and fixtures...........................    1,626,425    1,091,726
   Leasehold improvements...........................    2,980,431    1,356,222
   Purchased software...............................    1,188,241      525,197
                                                     ------------  -----------
                                                       19,933,487    6,596,831
   Less accumulated depreciation and amortization...  (12,462,257)  (2,636,772)
                                                     ------------  -----------
                                                     $  7,471,230  $ 3,960,059
                                                     ============  ===========

4. Acquisitions

 Tripod, Inc.

  On February 11, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company, Pod Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("PAC"), Tripod, Inc., a Delaware corporation ("Tripod"), William Peabody and Richard Sabot, providing for the merger of PAC with and into Tripod (the "Merger"). On February 12, 1998, the Company completed the closing of the Merger and Tripod became a wholly-owned subsidiary of the Company. In accordance with the terms of the Agreement, Richard Sabot was elected, effective May 1, 1998, to the Company's Board of Directors for a term expiring at the first Annual Meeting of the Company's stockholders held after the Company's fiscal year ending July 31, 2000.

  The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Tripod have been included with those of the Company for periods subsequent to the date of acquisition.

                                  LYCOS, INC.

  In the Merger, all outstanding shares of Common Stock and Preferred Stock of Tripod and options and warrants to purchase Common Stock and Preferred Stock of Tripod were converted into 6,241,652 shares and options and warrants to purchase Common Stock of the Company. All outstanding options to purchase Common Stock of Tripod have been assumed by the Company and converted into options to purchase Common Stock of the Company, and all outstanding warrants to purchase Preferred Stock of Tripod have been assumed by the Company and converted into warrants to purchase Common Stock of the Company.

  The purchase price of Tripod was allocated as follows:

   In process research and development............................. $ 7,200,000
   Developed technology, goodwill and other intangible assets......  52,219,935
   Other assets, principally cash and equipment....................   3,633,449
   Liabilities assumed.............................................  (1,603,731)
                                                                    -----------
                                                                    $61,449,653
                                                                    ===========

  Accumulated amortization on intangible assets was $15,230,814 and $4,786,827 at July 31, 1999 and 1998, respectively.

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

  In the Merger, all outstanding shares of Common Stock and Preferred Stock of WiseWire and options to purchase Common Stock of WiseWire were converted into 3,297,020 shares and options to purchase Common Stock of the Company. All outstanding options to purchase Common Stock of WiseWire have been assumed by the Company.

  The purchase price of WiseWire was allocated as follows:

   In process research and development............................. $ 9,080,000
   Developed technology, goodwill and other intangible assets......  30,107,698
   Other assets, principally cash and equipment....................   1,085,290
   Liabilities assumed.............................................    (857,286)
                                                                    -----------
                                                                    $39,415,702
                                                                    ===========

  Accumulated amortization on intangible assets was $7,526,925 and $1,505,385 at July 31, 1999 and 1998, respectively.

 GuestWorld, Inc.

  On June 16, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company, VW Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the

                                  LYCOS, INC.

Company ("VW"), GuestWorld, Inc., a California corporation ("GuestWorld"), and all of the stockholders of GuestWorld, acquired all of the outstanding capital stock of GuestWorld through the merger of VW with and into GuestWorld (the "Merger"). As a result of the Merger, GuestWorld became a wholly-owned subsidiary of the Company.

  In the Merger, all outstanding shares of Common Stock of GuestWorld were converted into an aggregate of 252,368 shares of Common Stock of the Company. The acquisition was accounted for as a purchase. Results of operations for GuestWorld are included with those of the Company for periods subsequent to the date of acquisition.

  The purchase price of GuestWorld was allocated as follows:

   In process research and development.............................. $1,000,000
   Goodwill and other intangible assets.............................  2,830,584
   Property and equipment...........................................     50,000
   Liabilities assumed..............................................   (300,000)
                                                                     ----------
                                                                     $3,580,584
                                                                     ==========

  Accumulated amortization on intangible assets was $636,881 and $70,765 at July 31, 1999 and 1998.

 Acquisition of WhoWhere? Inc.

  On August 7, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company, What Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("WWAC"), WhoWhere?, Inc., a California corporation ("WhoWhere?"), and certain shareholders of WhoWhere? providing for the merger of WWAC with and into WhoWhere? (the "Merger"). On August 13, 1998, the Company completed the closing of the Merger and WhoWhere? became a wholly-owned subsidiary of the Company.

  The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for WhoWhere? have been included with those of the Company for periods subsequent to the date of acquisition.

  In the Merger, all outstanding shares of Common Stock and Preferred Stock of WhoWhere? were converted into an aggregate of 8,285,714 shares of Common Stock of the Company (the "Lycos Common Stock"), and all outstanding options and warrants to purchase Common Stock or Preferred Stock of WhoWhere? were assumed by the Company and became options or warrants, as the case may be, to purchase an aggregate of 2,670,488 shares of Lycos Common Stock.

  Under the terms of the Agreement and related Escrow Agreement dated August 13, 1998, an aggregate of 377,038 shares of Lycos Common Stock and options and warrants to purchase an additional 133,540 shares of Lycos Common Stock will be held in escrow for the purpose of indemnifying the Company against certain liabilities of WhoWhere? and its stockholders. The escrow expires on August 13, 1999.

  The purchase price of WhoWhere? was allocated as follows:

   Goodwill and other intangible assets........................... $161,322,174
   Other assets, principally cash and equipment...................    8,117,977
   Liabilities assumed............................................  (10,381,288)
                                                                   ------------
                                                                   $159,058,863
                                                                   ============

  Accumulated amortization on intangible assets was $30,937,080 at July 31, 1999.

                                  LYCOS, INC.

 Acquisition of Wired Ventures, Inc.

  On October 5, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company and Wired Ventures, Inc., a California corporation ("Wired"). On June 30, 1999, the Company completed the closing of the Merger and Wired became a wholly-owned subsidiary of the Company.

  The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Wired have been included with those of the Company for periods subsequent to the date of acquisition.

  In the Merger, all outstanding shares of Common Stock and Preferred Stock of Wired were converted into an aggregate of 6,192,848 shares of Common Stock of the Company (the "Lycos Common Stock"). All outstanding options to purchase Common Stock of Wired have been assumed by the Company and converted into options to purchase Common Stock of the Company.

  Under the terms of the Agreement and related Escrow Agreement dated June 30, 1999, an aggregate of 203,103 shares of Lycos Common Stock will be held in escrow for the purpose of indemnifying the Company against certain liabilities of Wired and its stockholders. The escrow expires on June 30, 2000.

  The purchase price of Wired was allocated as follows:

   Goodwill and other intangible assets........................... $268,000,000
   Other assets, principally cash and equipment...................   38,915,414
   Liabilities assumed............................................  (16,017,346)
                                                                   ------------
                                                                   $290,898,068
                                                                   ============

  Accumulated amortization on intangible assets was $4,466,667 at July 31, 1999.

 Acquisition of Internet Music Distribution, Inc.

  On July 17, 1999, the Company entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company and Internet Music Distribution, Inc., a California corporation ("IMDI"). On July 27, 1999 the Company completed the closing of the Merger and IMDI became a wholly-owned subsidiary of the Company.

  The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for IMDI have been included with those of the Company for periods subsequent to the date of acquisition.

  All outstanding shares of Common Stock of IMDI were converted into an aggregate of 1,106,094 shares of Common Stock of the Company. Terms of the merger also provide for future purchase payments, not to exceed $15,000,000, contingent upon unique user downloads of the Sonique Player. The Company has retained security interests in certain Common Stock that was issued in this transaction.

  The purchase price of IMDI was allocated as follows:

   Goodwill and other intangible assets............................ $50,000,000
   Other assets, principally cash and equipment....................      78,400
   Liabilities assumed.............................................  (1,090,266)
                                                                    -----------
                                                                    $48,988,134
                                                                    ===========

  Accumulated amortization on intangible assets was not significant at July 31, 1999.

                                  LYCOS, INC.

In-Process Research and Development

  In connection with the acquisitions of Tripod, WiseWire and GuestWorld, the Company recorded an in process research and development charge of $17.3 million representing purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. The Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the respective acquisition dates. Each of these activities was evaluated as of the respective acquisition dates so as to determine their stage of development and related fair value. The Company's review, as of the acquisition date, indicated that the in-process research and development had not reached a state of technological feasibility and evidenced no alternative future use. In the case of in-process projects, the Company made estimates to quantify the cost-to-complete for each project, identifying the project date of introduction, the estimated life of the project, the project's "fit" within the Company's own in-process research projects, the revenues to be generated in each future period and the corresponding operating expenses and other charges to apply to this revenue stream. In order to determine the value of the earnings stream attributable to the in-process research and development, the excess earnings from the projects were calculated by deducting the earnings stream attributable to all other assets including working capital and tangible assets. Based upon these assumptions, after-tax cash flows attributable to the in-process project(s) were determined, appropriately discounted back to its respective net present value, taking into account the uncertainty surrounding the successful development of the purchased in-process technology.

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

  The period in which material net cash inflows from significant projects was expected to commence was within three to six months or less after the respective acquisition dates of Tripod and WiseWire. In the case of the Tripod acquisition, the projects required an additional four months beyond the initial time estimate to complete the in-process technology. In the case of the WiseWire acquisition, the in-process technology was completed in December 1998.

                                  LYCOS, INC.

  In the case of Tripod, management does believe that other intangible assets had been created at the acquisition date. As a result, in addition to valuing in-process research and development, management has also allocated a proportion of the purchase price, based on their respective fair values, to existing technology employed in the creation and management of pods as well as to other intangible assets associated with the existing community members.

  WhoWhere? offers an array of products that allow users to locate home addresses, e-mail addresses and phone numbers. In addition, through its MailCity product, WhoWhere? also offers its users free, personalized, web-based e-mail. Identifiable assets at the acquisition date consisted primarily of developed technology, and projects under development at that time were determined to be enhancements or refinements to existing developed technologies. As a result, management determined that there was no technology which would qualify for in-process research and development.

  Wired offers search capabilities through HotBot, a popular search and navigation site. Wired licenses the HotBot principal technology and subsequent enhancements from a third party. Other Wired properties, which include Wired News, HotWired and Suck.com provide online content. Wired either produces, licenses or purchases this content. Based upon the nature of Wired businesses, management determined the Company does not possess any significant technology assets nor was there any technology which would qualify for in-process research and development.

  Management assessed the fair market value in continued use of Internet Music Distributors, Inc. assets to serve as a basis for allocation of purchase price. It was determined that intangible assets consisted of developed technology and the Company's trade name, Sonique. Each identifiable asset was analyzed and valued based upon an Income Approach. In performing its assessment, management determined there was no in-process research and development.

  The following unaudited pro forma financial information presents the combined results of operations of Lycos, Wired, WhoWhere? and IMDI as if the acquisitions had occurred as of the beginning of fiscal 1999 and 1998, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Lycos, Wired, WhoWhere? and IMDI constituted a single entity during such period.

                                                      Pro forma year ended
                                                            July 31,
                                                   ----------------------------
                                                       1999           1998
                                                   -------------  -------------
                                                           (Unaudited)
   Revenues....................................... $ 159,331,854  $  77,222,305
   Net loss....................................... $(133,884,494) $(103,291,484)
   Loss per share................................. $       (1.55) $       (1.33)

5. Accrued Expenses

  Accrued expenses consist of the following:

                                                         July 31,    July 31,
                                                           1999        1998
                                                        ----------- -----------
   Compensation and benefits........................... $ 7,384,653 $ 2,262,015
   Advertising and royalties...........................   3,691,320   9,021,716
   Professional fees...................................   3,662,644   1,262,351
   Other...............................................   7,699,709   4,731,086
                                                        ----------- -----------
                                                        $22,438,326 $17,277,168
                                                        =========== ===========

                                  LYCOS, INC.

6. Commitments and Contingencies

  The Company leases its facilities and certain other equipment under operating lease agreements expiring through 2007. Future noncancelable minimum payments as of July 31, 1999 under these leases for each fiscal year end are as follows:

   2000............................................................. $14,552,382
   2001.............................................................   9,480,535
   2002.............................................................   4,764,682
   2003.............................................................   2,249,081
   2004 and thereafter..............................................   3,520,695
                                                                     -----------
                                                                     $34,567,375
                                                                     ===========

  Rent expense under non-cancellable operating leases was $12,039,727, $5,057,907, and $2,094,774 for the years ended July 31, 1999, 1998 and 1997, respectively.

7. Stockholders' Equity

 Stock Splits

  In July 1998, the Company's Board of Directors approved a two-for-one common stock split. On August 25, 1998, shareholders received one additional share for every share held on August 14, 1998 (the record date).

  In May 1999, the Company's Board of Directors approved a two-for-one common stock split. On July 26, 1999, shareholders received one additional share for every share held on July 16, 1999 (the record date). All share and per share numbers in these consolidated financial statements and notes thereto have been adjusted for all periods presented to reflect the two-for-one common stock splits.

 Secondary Offering

  On June 4, 1998, the Company completed a secondary offering of its common stock in which 9,000,000 of the Company's shares were sold under a registration statement filed with the SEC. Of the 9,000,000 shares sold, 8,000,000 shares were sold by the Company and 1,000,000 were sold by CMG Information Services, Inc ("CMGI"). The Company did not receive any proceeds from the sale of shares by CMGI. Proceeds to the Company were approximately $95 million, before deduction of expenses payable by the Company of $350,000. The Underwriters exercised an option to purchase 1,350,000 additional shares of Common Stock, resulting in additional proceeds to the Company of approximately $16 million.

 1995 Stock Option Plan

  During 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") under which nonqualified stock options to purchase common stock may be granted to officers and other key employees. Under the Plan, options to purchase 4,000,000 shares of common stock may be granted at an exercise price determined by the Board of Directors. Options granted under the 1995 Plan vest over a five year period from date of grant, except that the vesting of certain options are subject to acceleration upon the occurrence of certain events. Options under the 1995 Plan expire six years from date of grant. The total weighted average contractual life of options outstanding at July 31, 1999 was
2.3 years.

                                  LYCOS, INC.

  A summary of option activity under the 1995 Plan is as follows:

                                                                       Weighted-
                                                                        Average
                                                           Number of   Exercise
                                                            Options      Price
                                                           ----------  ---------
Outstanding at July 31, 1996..............................  3,905,104    $1.48
  Granted.................................................    320,000     3.60
  Exercised...............................................   (203,200)    0.02
  Terminated..............................................   (382,688)    0.86
                                                           ----------
Outstanding at July 31, 1997..............................  3,639,216     1.37
                                                           ----------
  Granted.................................................        --       --
  Exercised............................................... (1,260,368)    0.17
  Terminated..............................................   (424,160)    0.63
                                                           ----------
Outstanding at July 31, 1998..............................  1,954,688     1.56
                                                           ----------
  Granted.................................................        --       --
  Exercised...............................................   (274,880)    0.67
  Terminated..............................................     (7,200)    0.58
                                                           ----------
Outstanding at July 31, 1999..............................  1,672,608    $1.71
                                                           ----------
Exercisable at July 31, 1999..............................  1,061,440    $1.68
                                                           ==========

  The following table summarizes information about the Company's stock options outstanding at July 31, 1999.

                            Options Outstanding            Options Exercisable
                    ------------------------------------ ------------------------
                                    Weighted-
     1995 Stock                      Average
       Option                       Remaining  Weighted-                Weighted-
    Plan Range of       Number     Contractual  Average      Number      Average
      Exercise      Outstanding at    Life     Exercise  Exercisable at Exercise
       Prices       July 31, 1999    (years)     Price   July 31, 1999    Price
    -------------   -------------- ----------- --------- -------------- ---------
      $0.01--$0.58      584,272        2.0       $0.01       329,744     $0.0039
      $2.40--$2.40      882,336        2.5       $2.40       705,696     $2.4000
      $2.84--$3.97      206,000        2.2       $3.56        26,000     $3.3702
                      ---------                            ---------
                      1,672,608                            1,061,440
                      =========                            =========

  Pursuant to the License Agreement, CMG@Ventures has agreed to sell to the Company a number of shares of common stock equal to the shares issuable upon exercise of options granted under the 1995 Plan prior to the initial public offering at a price equal to the exercise price of the options as such options are exercised.

  The Company has recorded deferred compensation expense of approximately $610,000 for the difference between the grant price and the estimated fair value (determined by independent valuations or by reference to third party transactions) of certain of the Company's stock options granted. This amount is being amortized over the vesting period of the individual options on a straight-line basis, determined separately for each portion of the options that vest in each year. Deferred compensation expense recognized for the year ended July 31, 1999, 1998 and 1997 was approximately $47,000, $47,000 and $142,000, respectively.

                                  LYCOS, INC.

 1996 Stock Option Plan

  On February 2, 1996, the 1996 Stock Option Plan (the "1996 Plan") was adopted by the Board of Directors. Pursuant to the 1996 Plan, 4,000,000 shares of common stock may be issued upon exercise of options. On June 27, 1997, the Company's Board of Directors voted to authorize an additional 8,800,000 shares for grant under the 1996 Plan. On September 9, 1998 the Company's Board of Directors voted to authorize an additional 12,000,000 shares for grant under the 1996 Plan. Additionally, the Board of Directors approved an amendment to the 1996 Plan, which provides that the shares authorized under the 1996 Plan will increase annually, beginning on August 1, 1999, in an amount equal to 5% of the Company's issued and outstanding shares as of each fiscal year end.

  Under the 1996 Plan, incentive stock options may be granted to employees and officers of the Company and non-qualified stock options may be granted to consultants, employees and officers of the Company. The exercise price of such incentive stock options cannot be less than the fair market value of the common stock on the date of grant, or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company. The Compensation Committee of the Board of Directors has the authority to select optionees and to determine the terms of the options granted. Options granted under the 1996 Plan on June 30, 1999 or prior generally vest over a five year period from date of grant. Options granted under the 1996 Plan on July 1, 1999 or later generally vest over a four year period from date of grant. Options under the 1996 Plan expire ten years from the date of grant and certain options are subject to acceleration of vesting upon the occurrence of certain events. The total weighted average contractual life of options outstanding at July 31, 1999, was 8.2 years.

  A summary of option activity under the 1996 Plan is as follows:

                                                                    Weighted-
                                                      Number of      Average
                                                       Options    Exercise Price
                                                      ----------  --------------
Outstanding at July 31, 1996.........................    212,000      $ 3.92
  Granted............................................  4,999,688        2.99
  Exercised..........................................        --          --
  Terminated.........................................   (457,600)       3.29
                                                      ----------
Outstanding at July 31, 1997.........................  4,754,088        2.97
                                                      ----------
  Granted............................................  6,895,800       11.30
  Exercised..........................................   (709,192)       2.90
  Terminated.........................................   (716,400)       4.07
                                                      ----------
Outstanding at July 31, 1998......................... 10,224,296        7.68
                                                      ----------
  Granted............................................ 13,429,588       38.51
  Exercised.......................................... (1,491,960)       6.89
  Terminated......................................... (1,071,300)      13.70
                                                      ----------
Outstanding at July 31, 1999......................... 21,090,624      $27.06
                                                      ==========
Exercisable at July 31, 1999.........................    845,843      $ 8.02
                                                      ==========

                                  LYCOS, INC.

  The following table summarizes information about the Company's stock options outstanding at July 31, 1999.

                                  Options
                                Outstanding                Options Exercisable
                   ------------------------------------- ------------------------
                                   Weighted-
                                    Average    Weighted-                Weighted-
1996 Stock Option      Number      Remaining    Average      Number      Average
  Plan Range of    Outstanding at Contractual  Exercise  Exercisable at Exercise
 Exercise Prices   July 31, 1999  Life (years)   Price   July 31, 1999    Price
-----------------  -------------- ------------ --------- -------------- ---------
 $0.01 - $1.45          100,000       7.0       $ 1.45       40,000      $ 1.45
 $1.46 - $2.59          786,814       7.1       $ 2.24       79,601      $ 2.26
 $2.59 - $2.79          539,950       6.7       $ 2.77       67,750      $ 2.77
 $2.79 - $3.94          668,300       7.4       $ 3.11       89,900      $ 3.04
 $3.94 - $5.38        2,054,932       7.8       $ 4.32      245,892      $ 4.28
 $5.38 - $12.50       2,350,900       8.0       $ 9.83       75,500      $ 9.74
$12.51 - $25.00       5,735,166       7.9       $14.43      207,200      $15.35
$25.01 - $40.00         818,000       9.0       $29.62       40,000      $28.03
$40.01 - $55.00       5,258,686       8.9       $46.57          --          --
$55.01 - $65.50       2,777,876       9.4       $65.27          --          --
                     ----------                             -------
                     21,090,624                             845,843
                     ==========                             =======

  In September 1996, the Company canceled 338,928 options previously granted to employees under the 1995 Plan and 1996 Plan at various exercise prices and granted an equivalent number of additional options to those same employees pursuant to the 1996 Plan at an exercise price of $2.40 per share. No compensation expense was recognized by the Company as the exercise price of these options on the date of grant was at or above fair market value.

 1995 Tripod Stock Option Plan

  In connection with the acquisition of Tripod, the Company assumed the 1995 Stock Option Plan under which incentive stock options and nonqualified stock options to purchase common stock may be granted to officers, key employees and advisors. Under the Plan, options to purchase 735,852 shares of common stock were reserved for grants. Options under the 1995 Tripod Stock Option Plan vest over a four year period from date of grant. Options under the 1995 Tripod Stock Option Plan expire ten years from the date of grant. The total weighted-average contractual life of options outstanding at July 31, 1999 was approximately 8.3 years.

  A summary of option activity under the 1995 Tripod Stock Option Plan is as follows:

                                                                    Weighted-
                                                       Number of     Average
                                                        Options   Exercise Price
                                                       ---------  --------------
Outstanding at February 12, 1998......................  735,852       $0.33
  Granted.............................................      --          --
  Exercised........................................... (268,984)       0.32
  Terminated..........................................  (49,640)       0.41
                                                       --------
Outstanding at July 31, 1998..........................  417,228        0.32
                                                       --------
  Granted.............................................      --          --
  Exercised........................................... (220,766)       0.31
  Terminated..........................................  (76,264)       0.37
                                                       --------
Outstanding at July 31, 1999..........................  120,198       $0.31
                                                       --------
Exercisable at July 31, 1999..........................   38,628       $0.31
                                                       ========

                                  LYCOS, INC.

  The following table summarizes information about stock options outstanding under the 1995 Tripod Stock Option Plan at July 31, 1999:

                                  Options Outstanding             Options Exercisable
                         ------------------------------------- --------------------------
                                         Weighted-
Tripod 1995 Stock Option                  Average    Weighted-                  Weighted-
 Plan Range of Exercise      Number      Remaining    Average       Number       Average
         Prices          Outstanding at Contractual  Exercise    Exercisable    Exercise
------------------------ July 31, 1999  Life (years)   Price   at July 31, 1999   Price
                         -------------- ------------ --------- ---------------- ---------
     $0.25 - $0.38          119,592          8.2       $0.31        38,628        $0.31
     $0.38 - $1.00              606         10.4       $0.77           --         $0.77
                            -------                                 ------
                            120,198                                 38,628
                            =======                                 ======

 1995 and 1996 WiseWire Stock Option Plans

  In connection with the acquisition of WiseWire, the Company assumed the 1995 and 1996 Stock Option Plan under which incentive stock options and nonqualified stock options to purchase common stock may be granted to officers, key employees and advisors. Under these plans, the Company may grant either incentive stock options or non-qualified stock options. The employee plan was adopted in 1995 and is restricted to Company employees. These options generally have a term of ten years from the date of grant with 20% vesting after a brief probationary period and the remainder vesting over a four-year period. The non-employee plan was adopted in 1996 and is intended primarily for directors or other non-employees. Options granted under the non-employee plan typically vest immediately. The total weighted average contractual life of options outstanding under the 1995 and 1996 WiseWire Stock Option Plans at July 31, 1999 was approximately 6.9 and 7.4 years, respectively.

  A summary of option activity under the 1995 WiseWire Stock Option Plan is as follows:

                                                                    Weighted-
                                                       Number of     Average
                                                        Options   Exercise Price
                                                       ---------  --------------
Outstanding at April 30, 1998.........................   420,548      $1.34
  Granted.............................................       --         --
  Exercised...........................................  (126,048)      1.01
  Terminated..........................................   (54,192)      3.19
                                                       ---------
Outstanding at July 31, 1998..........................   240,308       1.35
                                                       ---------
  Granted.............................................       --         --
  Exercised...........................................  (139,016)      0.98
  Terminated..........................................   (33,678)      1.92
                                                       ---------
Outstanding at July 31, 1999..........................    67,614      $1.82
                                                       =========
Exercisable at July 31, 1999..........................     8,579      $2.91

                                  LYCOS, INC.

     ===

  The following table summarizes information about stock options outstanding under the 1995 WiseWire Stock Option Plan at July 31, 1999:

                                       Options
                                     Outstanding                 Options Exercisable
                        ------------------------------------- --------------------------
                                        Weighted-
        WiseWire                         Average    Weighted-                  Weighted-
   1995 Stock Option        Number      Remaining    Average       Number       Average
 Plan Range of Exercise Outstanding at Contractual  Exercise    Exercisable    Exercise
         Prices         July 31, 1999  Life (years)   Price   at July 31, 1999   Price
----------------------  -------------- ------------ --------- ---------------- ---------
    $0.50 - $ 1.00          38,414         7.0        $0.67        5,401         $0.67
    $2.50 - $26.88          29,200         6.9        $3.33        3,178         $6.72
                            ------                                 -----
                            67,614                                 8,579
                            ======                                 =====

  A summary of option activity under the 1996 WiseWire Stock Option Plan is as follows:

                                                                    Weighted-
                                                        Number of    Average
                                                         Options  Exercise Price
                                                        --------- --------------
Outstanding at April 30, 1998..........................   42,068      $6.60
  Granted..............................................      --         --
  Exercised............................................      --         --
  Terminated...........................................  (26,932)      6.55
                                                         -------
Outstanding at July 31, 1998...........................   15,136       6.68
                                                         -------
  Granted..............................................      --         --
  Exercised............................................   (4,964)      6.68
  Terminated...........................................      --         --
                                                         -------
Outstanding at July 31, 1999...........................   10,172      $6.68
                                                         =======
Exercisable at July 31, 1999...........................   10,172      $6.68
                                                         =======

  The following table summarizes information about stock options outstanding under the 1996 WiseWire Stock Option Plan at July 31, 1999:

                                 Options Outstanding             Options Exercisable
                        ------------------------------------- --------------------------
                                        Weighted-
        WiseWire                         Average    Weighted-                  Weighted-
   1996 Stock Option        Number      Remaining    Average       Number       Average
 Plan Range of Exercise Outstanding at Contractual  Exercise    Exercisable    Exercise
         Prices         July 31, 1999  Life (years)   Price   at July 31, 1999   Price
----------------------  -------------- ------------ --------- ---------------- ---------
    $5.35 - $8.02           10,172         7.4        $6.68        10,172        $6.68
                            ======                                 ======

 1995 WhoWhere? Stock Option Plan

  In connection with the acquisition of WhoWhere?, the Company assumed the 1995 Stock Option Plan under which incentive stock options and nonqualified stock options to purchase common stock may be granted to officers, key employees and advisors. Under this plan, the Company may grant either incentive stock options or non-qualified stock options. These options vest over a four year period from date of grant. These options generally have a term of ten years from the date of grant. Upon consummation of the acquisition of WhoWhere? by the Company, vesting of all outstanding options accelerated by six months. The total weighted average contractual life of options outstanding under the 1995 WhoWhere? Stock Option Plans at July 31, 1999 was approximately
6.4 years.

                                  LYCOS, INC.

  A summary of option activity under the 1995 WhoWhere? Stock Option Plan is as follows:

                                                                    Weighted-
                                                       Number of     Average
                                                        Options   Exercise Price
                                                       ---------  --------------
Outstanding at August 13, 1998........................ 1,922,784      $4.01
  Granted.............................................       --         --
  Exercised...........................................  (869,126)      2.95
  Terminated..........................................  (439,764)      3.40
                                                       ---------
Outstanding at July 31, 1999..........................   613,894      $5.94
                                                       =========
Exercisable at July 31, 1999..........................   211,729      $6.47
                                                       =========

  The following table summarizes information about stock options outstanding under the 1995 WhoWhere? Stock Option Plan at July 31, 1999:

                                Options
                              Outstanding                 Options Exercisable
                  ------------------------------------ --------------------------
    WhoWhere                      Weighted-
   1995 Stock                      Average
     Option                       Remaining  Weighted-                  Weighted-
 Plan Range of        Number     Contractual  Average       Number       Average
    Exercise      Outstanding at    Life     Exercise    Exercisable    Exercise
     Prices       July 31, 1999    (years)     Price   at July 31, 1999   Price
----------------  -------------- ----------- --------- ---------------- ---------
 $0.01 - $0.50        59,988         7.6      $ 0.46        26,984       $ 0.46
 $0.51 - $6.55       242,562         7.8      $ 1.96        59,486       $ 1.68
  $6.56 - $13.10     311,344         5.1      $10.10       125,259       $10.04
                     -------                               -------
                     613,894                               211,729
                     =======                               =======

 1996 Non-Employee Director Stock Option Plan

  On February 2, 1996, the 1996 Non-Employee Director Stock Option Plan (the "Director Plan") was approved by the Board of Directors. The Director Plan authorizes the issuance of a maximum of 400,000 shares of common stock. The Director Plan is administered by the Board of Directors. Under the Director Plan each non-employee director first elected to the Board of Directors after the completion of the initial public offering will receive an option for 10,000 shares on the date of his or her election. The exercise price per share for all options granted under the Director Plan will be equal to the fair market value of the common stock as of the date of grant. All options vest in three equal installments beginning on the first anniversary of the date of grant. Options under the Director Plan will expire ten years from the date of grant and are exercisable only while the optionee is serving as a director of the Company. As of July 31, 1999, 120,000 options had been granted at an exercise price of $2.88 and $4.50 per share and remained outstanding under the Director Plan, of which 93,334 were exercisable.

 1996 Employee Stock Purchase Plan

  On February 2, 1996, the 1996 Employee Stock Purchase Plan ("1996 Purchase Plan") was adopted by the Company's Board of Directors. The 1996 Purchase Plan authorizes the issuance of a maximum of 1,000,000 shares of common stock and is administered by the Compensation Committee of the Board of Directors. All employees of the Company who have completed six months of service with the Company are eligible to participate in the 1996 Purchase Plan with the exception of those employees who own 5% or more of the Company's stock and directors who are not employees of the Company may not participate in this plan. Employees elect to have deducted from 1%-10% of their base compensation. The exercise price for the option is

                                  LYCOS, INC.

the lesser of 85% of the fair market value of the common stock on the first or last business day of the purchase period (6 months). An employee's rights under the 1996 Purchase Plan terminate upon his or her voluntary withdrawal from the Plan at any time or upon termination of employment.

 Stock-Based Compensation

  The Company has adopted the disclosure provisions of SFAS No. 123 with respect to its stock-based compensation. The effects of applying SFAS No. 123 in this pro forma disclosure may not be representative of the effects on reported income or loss for future years. SFAS 123 does not apply to awards prior to 1995. The Company anticipates additional awards in future years. Had compensation cost for the Company's stock-based compensation plans been determined based on the grant date fair value in accordance with SFAS 123, the Company's net loss and net loss per share for the years ended July 31, 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                    As Reported                   Pro Forma
                            ---------------------------- -----------------------------
                              Net Loss    Loss Per Share   Net Loss     Loss Per Share
                            ------------  -------------- -------------  --------------
   Year ended July 31,
    1999................... $(52,043,564)     $(0.60)    $(132,022,235)     $(1.53)
   Year ended July 31,
    1998................... $(28,439,484)     $(0.46)    $ (35,442,185)     $(0.57)
   Year ended July 31,
    1997................... $ (6,619,190)     $(0.12)    $  (9,588,118)     $(0.17)

  The grant date fair value of each stock option was estimated using the Black-Scholes option-pricing model with the following assumptions: expected life of four years for 1999, 1998 and 1997; volatility of 115% for 1999, 100% for 1998 and 70% for 1997; dividend yield of 0% for 1999, 1998 and 1997; weighted average risk-free interest rate of 6.00% in 1999, 5.48% in 1998 and 6.25% in 1997. The weighted average grant date fair values of options granted in 1999, 1998 and 1997 were $8.24, $2.44 and $0.81, respectively.

8. Income Taxes

  The company did not record any provision for federal and state income taxes through July 31, 1999. The actual tax expense for 1999, 1998 and 1997 differs from "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 34% to earnings before income taxes) as follows:

                                                     Year Ended July 31,
                                                   --------------------------
                                                     1999     1998     1997
                                                   --------  -------  -------
                                                        (In thousands)
   Computed "expected" tax benefit................ $(17,695) $(9,669) $(2,251)
   Nondeductible amounts and other differences:
     In Process Research and Development..........      --     5,875      --
     Goodwill amortization........................   16,881    2,301      --
     Other........................................      126       85     (326)
   Change in valuation allowance for deferred
    taxes allocated to income tax expense.........      688    1,408    2,577
                                                   --------  -------  -------
                                                   $    --   $   --   $   --
                                                   ========  =======  =======

                                  LYCOS, INC.

  At July 31, 1999 and 1998 deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

                                                                July 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                               (In thousands)
Deferred tax liabilities:
  Book over tax basis of developed technology.............. $  5,259  $  2,806
  Financial basis in excess of income tax basis of avail-
   able-for-sale securities................................   12,582       --
                                                            --------  --------
Total deferred liabilities.................................   17,841     2,806
                                                            --------  --------
Deferred tax assets:
  Deferred Revenue.........................................    2,086     2,169
  Reserves.................................................    4,977     2,307
  Tax in excess of book basis for differences in equity
   investments.............................................   (2,410)    2,164
  Net operating losses and credit carryforwards............   57,050    15,979
  Other....................................................    2,639       594
                                                            --------  --------
Total gross deferred tax assets............................   64,342    23,213
Less valuation allowance...................................  (46,501)  (20,407)
                                                            --------  --------
Net deferred tax asset.....................................   17,841     2,806
                                                            --------  --------
Net deferred income taxes.................................. $    --   $    --
                                                            ========  ========

  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances of $46,501,000 and $20,407,000 for July 31, 1999 and 1998
respectively, have been established for deferred tax assets.

  At July 31, 1999, the Company had approximately $151,418,000 of federal and state net operating loss carryforwards which will begin to expire in 2007 for federal purposes and 2004 for state purposes. Utilization of the net operating losses may be subject to an annual limitation imposed by change in ownership provisions of Section 382 of the Internal Revenue Code and similar state provisions.

  In accordance with FAS 109, the accounting for the tax benefits of acquired deductible temporary differences, which are not recognized at the acquisition date because a valuation allowance is established, and recognized subsequent to the acquisitions will be applied first to reduce to zero, any goodwill and other noncurrent intangible assets related to the acquisitions. Any remaining benefits would be recognized as reduction of income tax expense. As of July 31, 1999, $21,098,000 of the Company's deferred asset pertains to acquired companies, the future benefits of which will be applied first to reduce to zero any goodwill and other noncurrent intangible related to the acquisitions prior to reducing the Company's income tax expense. Deferred tax assets and related valuation allowance of approximately $23,370,000 relate to certain operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax.

  The Company's deferred tax liability relates solely to the difference in bases of acquired assets as well as the tax effects of unrealized gains of available-for-sale securities. A portion or all of net operating loss carryforwards which can be utilized in any year may be limited by changes in ownership of the Company, pursuant to Section 382 of the Internal Revenue Code and similar statutes.

                                  LYCOS, INC.

9. Related Party Transactions

  In connection with the formation of the Company, the Company, CMU, CMG@Ventures and CMG Information Services, Inc. ("CMGI") entered into a license agreement ("License Agreement") pursuant to which CMU granted the Company a perpetual, exclusive (with certain limited exceptions), worldwide license to use the Lycos Internet search and indexing technology and the Lycos Catalog. The Company paid licensing fees and additional payments equal to 50% of certain cash receipts, as defined, totaling approximately $1,250,000. All amounts due under the License Agreement were paid as of July 31, 1996. The Company also issued 4,000,000 shares of common stock in connection with this Agreement. The License Agreement was fully amortized as of July 31, 1998.

  On February 9, 1996, the Company sold 366,320 shares and 160,000 shares of common stock and options to acquire 238,904 shares and 104,344 shares of Common Stock to CMU and Dr. Michael Mauldin, respectively, for an aggregate purchase price of $328,950, pursuant to the exercise of preemptive rights granted to these parties in the License Agreement. These preemptive rights were exercised in connection with the issuance of shares of common stock pertaining to the Company's acquisition of Point Communications on October 12, 1995. The options granted to Dr. Mauldin and CMU have an exercise price of $0.50 per share and became fully vested upon completion of the Company's initial public offering in April 1996.

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

10. Litigation

  In February 1999, the Company announced its intention to enter into a transaction with USA Networks, Inc. and certain affiliated companies pursuant to which, among other things, Lycos would have been merged into a subsidiary of USA Networks. In May 1999, the parties to the proposed transaction terminated the merger by mutual agreement.

  Prior to such termination, eight purported class action lawsuits were filed in the Court of Chancery for the State of Delaware in and for New Castle County, by shareholders of the Company allegedly on behalf of all common stockholders of the Company. The complaints request, among other things, that the proposed transaction be enjoined or that rescissionary damages be awarded to the purported class and that plaintiffs be awarded all costs and fees, including attorneys' fees. Although the proposed merger has since been terminated, the suits have not been dismissed. The Company believes that the allegations in the complaints are without merit and intends to contest them vigorously.

  Also prior to the termination of the proposed merger, a series of purported securities class action lawsuits were filed in the United States District Court for the District of Massachusetts. The suits, which have since been consolidated, allege, among other claims, violations of United States Federal securities laws through alleged misrepresentations and omissions relating to the announced transaction with USA Networks. The consolidated complaint seeks an unspecified award of damages. The Company believes that the allegations in the consolidated complaint are without merit and intends to contest them vigorously.

  The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business.

  In the opinion of management, the amount of ultimate liability with respect to all of the above actions will not materially affect the financial position, results of operations or cash flows of the Company.

11. Subsequent Events (unaudited)

 Acquisition of Quote.com, Inc.

  On September 2, 1999, the Company entered into an Agreement and Plan of Merger (the Agreement) with Quote.com, Inc., a California corporation ("Quote.com") in a stock-for-stock transaction valued at approximately $88 million. The acquisition will be accounted for as a purchase. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Quote.com will be included with those of the Company for periods subsequent to the date of acquisition. The acquisition, which is subject to shareholder approval, is expected to close in the second quarter of fiscal year 2000.

 Lycos Asia Joint Venture

  In September 1999, the Company established Lycos Asia as the basis for a joint venture agreement with Singapore Telecommunications Limited (SingTel) to create a localized version of the Lycos Network services to be offered in Singapore, Hong Kong, China, Taiwan, India and certain other countries in Southeast Asia. The joint venture is owned 50% by Lycos and 50% by SingTel, a telecommunications provider in Singapore. The investment will be accounted for under the equity method and accordingly, the Company will recognize 50% of the net losses and profits of Lycos Asia when realized.

12. Selected Quarterly Financial Information (unaudited)

  The following table sets forth selected quarterly financial and stock price information for the years ended July 31, 1999 and 1998. The operating results for any given quarter are not necessarily indicative of results for any future period.

                             Fiscal 1999 Quarter ended             Fiscal 1998 Quarter ended
                         -------------------------------------  ---------------------------------
                         Oct. 31  Jan. 31   Apr. 30   Jul. 31   Oct. 31 Jan. 31 Apr. 30   Jul. 31
                         -------  --------  --------  --------  ------- ------- --------  -------
                                        (In thousands, except per share data)
Total revenues.......... $21,784  $ 30,552  $ 35,082  $ 45,103  $9,303  $12,603 $ 15,129  $19,025
Gross profit............  19,484    24,112    27,939    35,259   7,524    9,884   10,382   15,757
Net income (loss).......  (3,596)  (13,753)  (13,302)  (21,393)    107      301  (22,052)  (6,796)
Basic and diluted net
 income (loss) per
 share.................. $ (0.04) $  (0.16) $  (0.15) $  (0.24) $ 0.00  $  0.00 $  (0.71) $ (0.19)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on December 21, 1999. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401 (b) ofRegulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules

  The Financial Statements and Schedules filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

  (b) Reports on Form 8-K

  The following reports on Form 8-K were filed during the quarter ended July 31, 1999:

  On May 14, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission with respect to the termination of the proposed transaction with USA Networks, Inc. and Ticketmaster Online-City Search, Inc.

  On July 15, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission with respect to the consummation of the Company's acquisition of Wired Ventures, Inc.

ITEM 21. EXHIBITS

  Exhibit
   Number   Description Of Exhibit
  -------   ----------------------

  3.1* Restated Certificate of Incorporation of the Registrant dated as of April 4, 1996.

  3.2* Certificate of Amendment of Restated Certificate of Incorporation dated as of July 16, 1999.

  3.3*      Amended and Restated By-Laws of Registrant.

  3.3s* Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated August 13, 1998.

  4.1* Specimen Certificate of Registrant's Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1
            (Reg. No. 333-1354)).

  8.1* Opinion of Brobeck, Phleger & Harrison LLP as to United States federal income tax consequences.

 10.1*      Subscription Agreement between Registrant and CMG@Ventures, dated
            June 16, 1995.

 10.2*      Subscription Agreement between Registrant and CMU, dated June 16,
            1995.

 10.3*      Subscription Agreement between Registrant and Dr. Mauldin, dated
            June 16, 1995.

 10.4*      Subscription Agreement between Registrant and Dr. Mauldin, dated
            February 9, 1996.

 10.5*      Subscription Agreement between Registrant and CMU, dated February
            9, 1996.

 10.6* License Agreement among CMU, CMGI, CMG@Ventures, and Registrant, dated June 16, 1995, as amended.

 10.7*      Amendment and Waiver to License Agreement among CMU, CMGI,
            CMG@Ventures, Registrant and Dr. Mauldin, dated February 9, 1996.

 10.8* Stockholders, Agreement between Registrant and Christopher Kitze, dated October 12, 1995.

 10.10* Registration Rights Agreement among Registrant, CMU, CMG@Ventures and Dr. Mauldin, dated February 9, 1996.

 10.11* Consulting, Non-Compete, Invention and Non-Disclosure Agreement between Registrant and Dr. Mauldin, dated June 16, 1995.

 10.12*     Non-Competition, Non-Disclosure and Developments Agreement between
            Point Communications Corporation and Christopher Kitze, dated
            October 12, 1995.

 10.13*     Letter Agreement between Robert J. Davis and Registrant dated
            February 7, 1996.

 10.14***** Amendment to Letter Agreement between Robert J. Davis and
            Registrant dated as of August 27, 1999.

 10.15***** Amendment to Employment Letter Agreement between Edward M. Philip and Registrant dated as of August 27, 1999.

 10.16*     Lycos, Inc. 1995 Stock Option Plan.

 10.17*     Lycos, Inc. 1996 Stock Option Plan.

   Exhibit
   Number    Description Of E xhibit
   -------   -----------------------

 10.18*      Lycos, Inc. 1996 Non-Employee Director Stock Option Plan.

 10.19*      Lycos, Inc. 1996 Employee Stock Purchase Plan.

 10.20* Form of Indemnity Agreement between Registrant and its executive officers and directors.

 10.21* Amendment to License Agreement among CMU, CMGI and Registrant, dated March 4, 1996.

 10.22***+   Agreement between Registrant and Bertelsmann Internet Services
             GmbH dated as of May 1, 1997.

 10.23*****+ First Amendment Agreement between Bertelsmann Internet Services
             GmbH and Registrant, dated as of November 12, 1998.

 10.24***    Office sublease between Praxis International and Registrant dated
             December 4, 1996.

 10.25****   Leggat McCall Properties Lease, dated January 30, 1998.

 10.26*****+ Information Services Agreement between Inktomi Corporation and
             Wired Digital, Inc., dated as of May 1, 1999.

 10.27*****+ Joint Venture Agreement between Registrant and Singapore
             Telecommunications Limited dated as of September 13, 1999.

 10.28*****+ Joint Venture Agreement between Registrant and Mirae Corporation dated as of March 19, 1999.

 10.29*****+ Premier Provider Agreement between Netscape Communications
             Corporation and Registrant dated as of June 10, 1999.

 10.30*****+ Joint Venture Agreement among Registrant, Sumitomo Corp. and
             Internet Initiative Japan, Inc. dated as of March 5, 1998, as amended by the Agreement by and among Registrant, Sumitomo Corp., Sumisho Computer Systems Corp. and Internet Initiative Japan, Inc.
             dated June 29, 1998.

 11.1        Computation of Shares Used in Computing Basic and Diluted Net Loss
             Per Share.

 21.1        Subsidiaries of the Registrant.

 23.1        Independent Accountants' Consent.

 27          Financial Data Schedule.

--------
As Previously filed.
    * Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 333-1354).
   ** Incorporated by reference from the Registrant's Quarterly Report on Form
      10-Q for the quarterly period ended April 30, 1996 (File No. 0-27830). *** Incorporated by reference from the Registrant's Quarterly Report on Form
      10-Q for the quarterly period ended April 30, 1997 (File No. 0-27830). **** Incorporated by reference from the Registrant's Quarterly Report on Form
      10-Q for the quarterly period ended April 30, 1998 (File No. 0-27830). ***** Incorporated by reference from the Registrant's Registration Statement on Form S-4 (Registration No. 333-88749).
    + Confidential material omitted and filed separately with the Securities and Exchange Commission.

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

Date: October 29, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Robert J. Davis             President, Chief Executive  October 29, 1999
______________________________________  Officer (Principal
           Robert J. Davis              Executive Officer) and
                                        Director

       /s/ Edward M. Philip            Chief Operating Officer,    October 29, 1999
______________________________________  Chief Financial Officer
           Edward M. Philip             (Principal Financial
                                        Officer), Accounting
                                        Officer and Secretary

        /s/ Daniel J. Nova             Director                    October 29, 1999
______________________________________
            Daniel J. Nova

     /s/ John M. Connors, Jr.          Director                    October 29, 1999
______________________________________
         John M. Connors, Jr.

        /s/ Richard Sabot              Director                    October 29, 1999
______________________________________
            Richard Sabot

          /s/ Peter Lund               Director                    October 29, 1999
______________________________________
              Peter Lund