Form 10-Q
period 1999-10-31
LYCOS INC
filed 1999-12-15
CIK 1007992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended October 31, 1999

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

---            ---
 X   Yes           No
---            ---

  The number of shares outstanding of the registrant's Common Stock as of December 6, 1999 was 101,588,307.

                                   LYCOS, INC.

                                TABLE OF CONTENTS



                                                                                           Page
                                                                                           ----
PART I.    FINANCIAL INFORMATION

ITEM 1     Unaudited Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets
            October 31, 1999 and July 31, 1999.......................................       3

           Condensed Consolidated Statements of Operations
            Three months ended October 31, 1999 and 1998.............................       4

           Condensed Consolidated Statements of Cash Flows
            Three months ended October 31, 1999 and 1998.............................       5

           Notes to Condensed Consolidated Financial Statements......................       7

ITEM 2     Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................................      10

PART II    OTHER INFORMATION

ITEM 1     Legal Proceedings.........................................................      15

ITEM 2     Changes in Securities.....................................................      15

ITEM 3     Defaults Upon Senior Securities...........................................      15

ITEM 4     Submission of Matters to a Vote of Securities Holders.....................      15

ITEM 5     Other Information.........................................................      15

ITEM 6     Exhibits and Reports on Form 8-K..........................................      15

           Signature.................................................................      16

                                   LYCOS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                OCTOBER 31,         JULY 31,
                                                                                   1999               1999
                                                                              --------------     -------------
                                                                               (UNAUDITED)
                                  Assets
Current assets:
  Cash and cash equivalents................................................    $ 163,039,067      $152,970,244
  Accounts receivable, net.................................................       30,183,953        24,639,514
  License fees receivable..................................................       83,101,473        71,843,202
  Prepaid expenses and other current assets................................        6,655,510         8,680,831
                                                                              --------------     -------------
     Total current assets..................................................      282,980,003       258,133,791
                                                                              --------------     -------------

Property and equipment, less accumulated depreciation......................        6,634,600         7,471,230
Long-term license fees receivable..........................................       44,537,500        48,029,100
Investments................................................................       43,340,401        48,000,570
Intangible assets, net.....................................................      477,445,508       505,682,024
Other assets...............................................................        4,419,580         7,325,353
                                                                              --------------     -------------
     Total assets..........................................................    $ 859,357,592      $874,642,068
                                                                              ==============     =============

                     Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable - current..................................................    $     887,837      $  2,589,271
  Accounts payable.........................................................        3,983,660         1,381,721
  Accrued expenses.........................................................       25,894,868        22,438,326
  Deferred revenues........................................................       79,329,241        64,016,249
                                                                              --------------     -------------
     Total current liabilities.............................................      110,095,606        90,425,567

Notes payable..............................................................        2,060,493         2,599,729
Deferred revenues..........................................................       42,544,375        55,934,152
                                                                              --------------     -------------
                                                                                  44,604,868        58,533,881

Commitments and contingencies                                                             --                --

Stockholders' equity:
  Common stock.............................................................          980,808           967,071
  Additional paid-in capital...............................................      811,426,773       801,494,011
  Deferred compensation....................................................          (58,169)          (69,802)
  Accumulated deficit......................................................     (119,817,822)      (92,295,457)
  Treasury stock, at cost..................................................       (3,286,293)       (3,286,293)
  Accumulated other comprehensive income...................................       15,411,821        18,873,090
                                                                              --------------     -------------
     Total stockholders' equity............................................      704,657,118       725,682,620
                                                                              --------------     -------------
     Total liabilities and stockholders' equity............................    $ 859,357,592      $874,642,068
                                                                              ==============     =============

     See accompanying notes to condensed consolidated financial statements.

                                   LYCOS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS      THREE MONTHS
                                                                          ENDED              ENDED
                                                                        OCTOBER 31,       OCTOBER 31,
                                                                           1999               1998
                                                                       -------------     -------------
Revenues:
  Advertising.......................................................    $ 39,014,806      $ 17,274,840
  Electronic commerce, license and other............................      17,019,096         7,509,279
                                                                       -------------     -------------
     Total revenues.................................................      56,033,902        24,784,119
Cost of revenues....................................................      11,671,154         5,300,325
                                                                       -------------     -------------
     Gross profit...................................................      44,362,748        19,483,794
Operating expenses:
  Research and development..........................................       9,276,672         5,303,566
  Sales and marketing...............................................      30,156,272        16,170,301
  General and administrative........................................       5,435,334         2,486,226
  Amortization of intangible assets.................................      28,236,516        11,135,885
                                                                       -------------     -------------
     Total operating expenses.......................................      73,104,794        35,095,978
                                                                       -------------     -------------
Operating loss......................................................     (28,742,046)      (15,612,184)
Interest income, net................................................       1,699,681         1,896,420
Gain on sale of investments.........................................              --        10,119,831
                                                                       -------------     -------------
Loss before income taxes............................................     (27,042,365)       (3,595,933)
Provision for income taxes..........................................         480,000                --
                                                                       -------------     -------------
Net loss............................................................    $(27,522,365)     $ (3,595,933)
                                                                       =============     =============
Basic and diluted net loss per share................................          $(0.29)           $(0.04)
                                                                       =============     =============
Shares used in computing basic and diluted net loss per share             95,569,318        83,819,899
                                                                       =============     =============



     See accompanying notes to condensed consolidated financial statements.

                                   LYCOS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       THREE MONTHS    THREE MONTHS
                                                                           ENDED           ENDED
                                                                        OCTOBER 31,     OCTOBER 31,
                                                                            1999            1998
                                                                       -------------   -------------
Operating activities
Net loss............................................................    $(27,522,365)   $ (3,595,933)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Amortization of deferred compensation.............................          11,633          11,634
  Depreciation......................................................       1,205,688         885,683
  Amortization of intangible assets.................................      28,236,516      11,135,885
  Allowance for doubtful accounts...................................       1,672,157        (107,018)
  Gain on sale of investments.......................................              --     (10,119,831)
Changes in operating assets and liabilities:
  Accounts receivable...............................................      (7,216,596)     (2,495,311)
  License fees receivable...........................................      (7,766,671)       (962,810)
  Prepaid expenses and other current assets.........................       2,025,321     (12,075,451)
  Other assets......................................................       2,905,773      (1,505,584)
  Accounts payable..................................................       2,601,939      (3,447,969)
  Accrued expenses..................................................       3,456,542      (3,480,814)
  Deferred revenues.................................................       1,923,215       2,557,124
                                                                       -------------   -------------
Net cash provided by (used in) operating activities.................       1,533,152     (23,200,395)
                                                                       -------------   -------------

Investing activities
Purchase of property and equipment..................................        (369,058)       (166,423)
Acquisition costs paid..............................................              --      (1,114,101)
Cash proceeds from sale of investment...............................              --      12,158,790
Cash acquired through acquisitions..................................              --       1,906,467
Investment in affiliates............................................      (1,101,099)     (1,511,951)
                                                                       -------------   -------------
Net cash provided by (used in) investing activities.................      (1,470,157)     11,272,782
                                                                       -------------   -------------

Financing activities
Proceeds from exercise of stock options.............................      11,831,894         778,953
Proceeds from issuance of common stock under ESPP...................         414,604          82,522
Proceeds from note receivable.......................................              --         623,438
Payments on notes payable...........................................      (2,240,670)     (2,514,331)
                                                                       -------------   -------------

Cash provided by (used in) financing activities.....................      10,005,828      (1,029,418)
                                                                       -------------   -------------

Net increase (decrease) in cash and cash equivalents................      10,068,823     (12,957,031)
                                                                       -------------   -------------

Cash and cash equivalents at beginning of period....................     152,970,244     153,728,200
                                                                       -------------   -------------
Cash and cash equivalents at end of period..........................    $163,039,067    $140,771,169
                                                                       =============   =============


     See accompanying notes to condensed consolidated financial statements.

                                   LYCOS, INC.

                                   (UNAUDITED)



                                                                    THREE MONTHS            THREE MONTHS
                                                                        ENDED                   ENDED
                                                                     OCTOBER 31,             OCTOBER 31,
                                                                        1999                    1998
                                                                  -----------------     -------------------
Schedule of non-cash financing and investing activities:
Issuance of common stock upon acquisition
  of WhoWhere? Inc..........................................                  --              $157,994,762
 Assets and liabilities recorded upon acquisition
  Of WhoWhere? Inc.;
  Accounts receivable.......................................                  --                 2,345,834
  Prepaids..................................................                  --                 1,302,490
  Property and equipment....................................                  --                 2,914,397
  Notes receivable..........................................                  --                   623,438
  Other assets..............................................                  --                    25,351
  Notes payable.............................................                  --                 5,185,591
  Accounts payable..........................................                  --                 1,588,709
  Accrued expenses..........................................                  --                 1,661,306
  Deferred revenues.........................................                  --                 1,945,682


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

  The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Certain information and related footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.


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

                                  LYCOS, INC.

3. INVESTMENTS

  In September 1999, the Company established Lycos Asia as the basis for a joint venture agreement with Singapore Telecommunications Limited (SingTel) to create a localized version of the Lycos Network services to be offered in Singapore, Hong Kong, China, Taiwan, India and certain other countries in Southeast Asia. The joint venture is owned 50% by Lycos and 50% by SingTel, a telecommunications provider in Singapore. The investment will be accounted for under the equity method and accordingly, the Company will recognize 50% of the net losses and profits of Lycos Asia when realized. The Company is committed to provide a total of $25 million of capital funding to the joint venture. During November 1999 the Company contributed $5 million of cash to joint venture.

4.  COMPREHENSIVE INCOME (LOSS)

  Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. Comprehensive loss was $30,983,634 and $3,516,077 for the quarters ended October 31, 1999 and 1998, respectively. The difference between net loss and comprehensive loss is due to $(3,461,269) and $79,856 of unrealized (losses) gains on marketable securities classified as available-for-sale in the quarters ended October 31, 1999 and 1998, respectively. The $3.4 million unrealized loss on marketable securities for the quarter ended October 31, 1999 is net of an approximate $2.3 million tax benefit from stock option exercises, which is accounted for as a credit to additional paid-in capital rather than a reduction of income tax.

5.  INCOME TAXES

  The Company's effective income tax rate has been established at 40% of operating loss after adjustment for amortization of intangible assets which are not deductible for tax purposes. This effective income tax rate may change during the remainder of the year if operating results differ significantly from the current operating projections.

6.   RECLASSIFICATIONs

  Certain amounts in the quarter ended October 31, 1998 have been reclassified to permit comparison to the current period presentation.

7.   SUBSEQUENT EVENTS

Acquisition of Quote.com, Inc.

  On September 2, 1999, the Company entered into an Agreement and Plan of Merger (the Agreement) with Quote.com, Inc., a California corporation ("Quote.com") in a stock-for-stock transaction. On December 6, 1999 the Company completed the closing of the Merger and Quote.com became a wholly-owned subsidiary of the Company. As a result, all outstanding shares of Common Stock and Preferred Stock of Quote.com were converted into an aggregate 1,346,630 shares of Common Stock of the Company. Additionally, the Company converted all outstanding Quote.com stock options and warrants into approximately 239,000 Lycos options and warrants.

                                  LYCOS, INC.

7.   SUBSEQUENT EVENTS (CONTINUED)

  The acquisition of Quote.com will be accounted for as a purchase. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Intangible assets will be amortized over a period of five years. Results of operations for Quote.com will be included with those of the Company for periods subsequent to the date of acquisition.

The purchase price is expected to be allocated as follows:

      Developed technology, goodwill and other intangible assets      $108,300,000
      Other assets, principally cash                                     7,126,000
      Liabilities assumed                                              (14,426,000)
                                                                   ---------------
                                                                      $101,000,000
                                                                   ===============


Acquisition of Gamesville, Inc.

  On December 3, 1999 the Company completed the closing of the Gamesville, Inc. ("Gamesville") merger in a stock-for-stock transaction and Gamesville became a wholly-owned subsidiary of the Company. Under the terms of the acquisition, which will be accounted for as a pooling of interests, the Company exchanged 3,605,044 shares of Lycos Common Stock for all outstanding shares of Common Stock and Preferred Stock of Gamesville. Additionally, the Company converted all outstanding Gamesville stock options and warrants into approximately 423,085 Lycos options and warrants.

Investment in Lycos Japan Joint Venture

  During November 1999 the Company and Sumitomo Corporation each invested an additional $14.5 million in Lycos Japan. A new partner, Kadokawa Publishing Co., Ltd. also joined the joint venture via an investment of approximately $7.3 million, representing an approximate 12% ownership interest. As a result of the additional investments and new partner, the Company's ownership of the joint venture changed to approximately 35%, while Sumitomo's ownership changed to approximately 44%. The Company accounts for this investment under the equity method of accounting. For the three months ended October 31, 1999 the Company did not record any losses in the joint venture as the Company's carrying value of the Lycos Japan joint venture was zero. As a result of the additional investment, the Company has increased its carrying value and may realize additional equity losses in the joint venture in periods subsequent to the additional investment.

Investment in Lycos Asia Joint Venture

  During November 1999 the Company invested approximately $5.0 million in Lycos Asia, a joint venture owned 50% by Lycos. Under the joint venture agreement, the Company is committed to providing aggregate capital investments of $25 million to Lycos Asia. The Company accounts for this investment under the equity method of accounting. For the three months ended October 31, 1999 the Company did not record any losses in the joint venture as the Company's carrying value of the Lycos Asia joint venture was zero. As a result of the investment, the Company has increased its carrying value and may realize equity losses in the joint venture in periods subsequent to the additional investment.

Investment in ICOMS

  On November 23, 1999, the Company entered into an agreement with iCOMS, Inc. pursuant to which the Company purchased 3,032,698 shares of iCOMS' Series C Preferred Stock representing approximately 14% ownership in iCOMS. At the same time, the Company entered into a Services Agreement with iCOMS pursuant to which iCOMS will provide certain operational, engineering and merchant support services to the Company in connection with the Company's LYCOShop e-commerce initiative. The Company issued 166,080 unregistered shares of Common Stock in exchange for iCOMS' Series C Preferred Stock and for the services to be rendered by iCOMS under the Services Agreement. The Company accounts for its investment in iCOMS on the cost method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the "Factors Affecting the Company's Business, Operating Results and Financial Condition"
section included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 1999.


RESULTS OF OPERATIONS

  Total Revenues Total revenues for the three months ended October 31, 1999 increased 126% to $56.0 million from $24.8 million for the three months ended October 31, 1998, as a result of the growth in the number of advertisers. As of October 31, 1999, deferred revenues increased to $121.9 million, compared to $120.0 million at July 31, 1999, attributable to advertising contracts and guaranteed commitments under license and electronic commerce agreements for which there are significant obligations of the Company remaining.

  Advertising Revenues Advertising revenues increased 126% to $39.0 million for the three months ended October 31, 1999, representing 70% of total revenues, as compared to advertising revenues of $17.3 million for the three months ended October 31, 1998, which represented 70% of total revenues. The increase in advertising revenue was attributable primarily to an increase in the number of advertisers.

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

  Electronic Commerce, Licensing and Other Revenues Electronic commerce, licensing and other revenues increased 127% to $17.0 million for the three months ended October 31, 1999, representing 30% of total revenues as compared to $7.5 million for the three months ended October 31, 1998, representing 30% of total revenues. The increase in electronic commerce, licensing and other revenue is attributable primarily to the addition of several new partners including, among others, WebMD, FirstUSA, Lifeminders and Fidelity.

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

  Cost of Revenues Cost of revenues totaled $11.7 million for the quarter ended October 31, 1999, representing 21% of total revenues, as compared to $5.3 million in the quarter ended October 31, 1998, which represented 21% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing maintenance and support of the Company's products and services, including compensation, consulting fees, equipment costs, networking and other related indirect costs.

OPERATING EXPENSES

  Research and Development Research and development expenses totaled $9.3 million for the three months ended October 31, 1999, representing 17% of total revenues as compared to $5.3 million for the three months ended October 31, 1998, or 21% of total revenues. Research and development expenses consist primarily of equipment and salary costs. The overall increase in research and development expenses was primarily due to increased engineering staffing to continue to develop and enhance the Company's expanded product offerings, while the percentage decrease is attributable to operational synergies achieved through the integration of the Company's various acquisitions.

  With the exception of acquired technology, all research and development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company expects to continue to commit substantial resources to research and development in the future.

  Sales and Marketing Sales and marketing expenses totaled $30.2 million for the three months ended October 31, 1999, representing 54% of total revenues, as compared to $16.2 million for the three months ended October 31, 1998, representing 65% of total revenues. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions associated with higher sales, and expenses pertaining to the Company's advertising, marketing and public relations campaign. The percentage decrease is attributable to economies of scale achieved through the integration of the Company's various acquisitions. The Company expects continued increases in sales and marketing expenses in future periods.

  General and Administrative General and administrative expenses totaled $5.4 million for the three months ended October 31, 1999, representing 10% of total revenues, as compared to $2.5 million for the three months ended October 31, 1998, representing 10% of total revenues. General and administrative expenses consist primarily of compensation, rent expenses and fees for professional services. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel and increased costs for professional services.

  Amortization of Intangible Assets Amortization of intangible assets was approximately $28.2 million for the three months ended October 31, 1999 versus $11.1 million for the three months ended October 31, 1998. The increase is attributable to increased amortization related to developed technology and goodwill and other intangible assets recorded upon the acquisitions of Wired Ventures and Internet Music Distribution, Inc.

  Interest Income, Net Net interest income was approximately $1.7 million for the three months ended October 31, 1999 versus $1.9 million for the three months ended October 31, 1998. Interest income is generated from investment of the Company's cash equivalents. Interest expense was not significant in either period.

  Gain on sale of Investments In August 1998, pursuant to an Agreement and Plan of Merger, Amazon.com acquired all of the outstanding capital stock of PlanetAll. The Company received 322,128 shares of Amazon.com valued at approximately $12.8 million at the time of acquisition in exchange for its shares of PlanetAll. The Company sold 289,917 shares of Amazon.com resulting in a gain of $10.1 million in the quarter ended October 31, 1998.

  Income Taxes The Company's effective income tax rate has been established at 40% of operating loss after adjustment for amortization of intangible assets which are not deductible for tax purposes. This effective income tax rate may change during the remainder of the year if operating results differ significantly from the current operating projections.

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

LIQUIDITY AND CAPITAL RESOURCES

  At October 31, 1999, the Company had cash and cash equivalents of approximately $163.0 million. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper.

  The Company generated cash from operations of approximately $1.5 million during the three months ended October 31, 1999. The Company generated cash from financing activities of approximately $7.7 million during the nine months ended October 31, 1999, due primarily to proceeds received by the Company from the exercise of employee stock options.

  At October 31, 1999, the Company had deferred revenues of $121.9 million representing primarily fees to be earned in the future on noncancelable electronic commerce agreements.

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

BUSINESS COMBINATIONS

Acquisition of Quote.com,  Inc.

  On September 2, 1999, the Company entered into an Agreement and Plan of Merger (the Agreement) with Quote.com, Inc., a California corporation ("Quote.com") in a stock-for-stock transaction. On December 6, 1999 the Company completed the closing of the Merger and Quote.com became a wholly-owned subsidiary of the Company. As a result, all outstanding shares of Common Stock and Preferred Stock of Quote.com were converted into an aggregate 1,346,630 shares of Common Stock of the Company. Additionally, the Company converted all outstanding Quote.com stock options and warrants into approximately 239,000 Lycos options and warrants.

  The acquisition will be accounted for as a purchase. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Intangible assets will be amortized over a period of five years. Results of operations for Quote.com will be included with those of the Company for periods subsequent to the date of acquisition.

Acquisition of Gamesville, Inc.

  On December 3, 1999 the Company completed the closing of the Gamesville, Inc. ("Gamesville") merger in a stock-for-stock transaction and Gamesville became a wholly-owned subsidiary of the Company. Under the terms of the acquisition, which will be accounted for as a pooling of interests, the Company exchanged 3,605,044 shares of Lycos Common Stock for all outstanding shares of Common Stock and Preferred Stock of Gamesville. Additionally, the Company converted all outstanding Gamesville stock options and warrants into approximately 423,085 Lycos options and warrants.

INVESTMENTS

Investment in Lycos Japan Joint Venture

  During November 1999 the Company and Sumitomo Corporation each invested an additional $14.5 million in Lycos Japan. A new partner, Kadokawa Publishing Co., Ltd. also joined the joint venture via an investment of approximately $7.3 million, representing an approximate 12% ownership interest. As a result of the additional investments and new partner, the Company's ownership of the joint venture changed to approximately 35%, while Sumitomo's ownership changed to approximately 44%. The Company accounts for this investment under the equity method of accounting. For the three months ended October 31, 1999 the Company did not record any losses in the joint venture as the Company's carrying value of the Lycos Japan joint venture was zero. As a result of the additional investment, the Company has increased its carrying value and may realize additional equity losses in the joint venture in periods subsequent to the additional investment.

Investment in Lycos Asia Joint Venture

  During November 1999 the Company invested approximately $5.0 million in Lycos Asia, a joint venture owned 50% by Lycos. Under the joint venture agreement, the Company is committed to providing aggregate capital investments of $25 million to Lycos Asia. The Company accounts for this investment under the equity method of accounting. For the three months ended October 31, 1999 the Company did not record any losses in the joint venture as the Company's carrying value of the Lycos Asia joint venture was zero. As a result of the investment, the Company has increased its carrying value and may realize equity losses in the joint venture in periods subsequent to the additional investment.

Investment in ICOMS

  On November 23, 1999, the Company entered into an agreement with iCOMS, Inc. pursuant to which the Company purchased 3,032,698 shares of iCOMS' Series C Preferred Stock representing approximately 14% ownership in iCOMS. At the same time, the Company entered into a Services Agreement with iCOMS pursuant to which iCOMS will provide certain operational, engineering and merchant support services to the Company in connection with the Company's LYCOShop e-commerce initiative. The Company issued 166,080 unregistered shares of Common Stock in exchange for iCOMS' Series C Preferred Stock and for the services to be rendered by iCOMS under the Services Agreement. The Company accounts for its investment in iCOMS on the cost method.

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

  Lycos' State Of Year 2000 Readiness. Lycos is currently evaluating the Year 2000 readiness of the hardware and software products it sells, the information technology systems it uses and its non-information technology systems, like building security, voice mail and other systems. This evaluation includes the following phases: identification of all hardware and software products it sells and information technology systems and non-information technology systems it uses; assessment of repair or replacement requirements; repair or replacement; testing; implementation; and creation of contingency plans in the event of Year 2000 failures. Lycos has completed its assessment of all current versions of these hardware and software products and believes that they are Year 2000 compliant. Lycos is currently completing its testing of these systems. There can be no assurance that these tests will be successful. Whether a complete system or device that uses hardware or software used by Lycos will process 21st century dates depends on other components that are supplied by parties other than Lycos. The suppliers of Lycos' critical information systems have informed Lycos that their software is Year 2000 compliant. Lycos relies, both domestically and internationally, upon various service providers that are outside of its control including: various vendors; governmental agencies; utility companies; telecommunications service companies; delivery service companies; and other service providers. These third parties may suffer a Year 2000 business disruption caused by the inability of various systems to process 21st century dates that could hinder Lycos' ability to conduct its business. To the extent that Lycos fails to identify and remedy any non-compliant internal or external Year 2000 problems, or the Year 2000 phenomenon creates a systemic failure beyond Lycos' control, like a prolonged telecommunications or electrical failure or a prolonged failure of third-party software on which Lycos relies, Lycos could be prevented from operating its business and permitting users access to its web sites.

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

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

  Also prior to the termination of the proposed merger, a series of purported securities class action lawsuits were filed in the United States District Court for the District of Massachusetts. The suits, which have since been consolidated, allege, among other claims, violations of United States Federal securities law through alleged misrepresentations and omissions relating to the announced transaction with USA Networks. The consolidated complaint seeks an unspecified award of damages. The Company believes that the allegations in the consolidated complaint are without merit and intends to contest them vigorously.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 11.1: Statement of Computation of Basic and Diluted Net Loss Per Share herein included on page 17.

               Exhibit 27.1:  Financial Data Schedule

          (b) The following reports on Form 8-K were filed during the quarter ended October 31, 1999:

               On August 8, 1999 the Company filed a current report on Form 8-K reporting the Agreement and Plan of Merger with Internet Music Distribution, Inc. On October 7, 1999 the Company filed a Form 8-K/A which amended the Company's current report on Form 8-K originally filed on August 8, 1999.

               On September 16, 1999 the Company filed a current report on Form 8-K reporting the Agreement and Plan of Merger with Quote.com.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LYCOS, INC.


Date:  December 15, 1999       By:  /s/ Edward M. Philip
                                    ----------------------
                                    Edward M. Philip
                                    Chief Operating Officer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer,
                                    Authorized Officer)