Form 10-Q
period 2000-01-31
LYCOS INC
filed 2000-03-16
CIK 1007992

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

                For the Quarterly period ended January 31, 2000

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

  The number of shares outstanding of the registrant's Common Stock as of March 14, 2000 was 109,911,308.

================================================================================

                                  Lycos, Inc.

                               Table of Contents

                                                                                                 Page
                                                                                                 ----
PART I.   Financial Information

ITEM 1    Unaudited Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
            January 31, 2000 and July 31, 1999..............................................       3

          Condensed Consolidated Statements of Operations
            Three and six months ended January 31, 2000 and 1999............................       4

          Condensed Consolidated Statements of Cash Flows
            Six months ended January 31, 2000 and 1999......................................       5

          Notes to Condensed Consolidated Financial Statements..............................       7

ITEM 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................................      12

PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings.................................................................      17

ITEM 2    Changes in Securities.............................................................      17

ITEM 3    Defaults Upon Senior Securities...................................................      18

ITEM 4    Submission of Matters to a Vote of Securities Holders.............................      18

ITEM 5    Other Information.................................................................      18

ITEM 6    Exhibits and Reports on Form 8-K..................................................      19

          Signature.........................................................................      20

                                  LYCOS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                                                 January 31,               July 31,
                                                                                    2000                     1999
                                                                                 -----------              ---------
                                  Assets                                         (Unaudited)
Current assets:
    Cash and cash equivalents...........................................         $   626,985              $ 166,506
    Accounts receivable, net............................................              31,975                 25,830
    Electronic commerce and other receivable............................             114,115                 71,843
    Prepaid expenses and other current assets...........................               5,565                  8,783
                                                                                 -----------              ---------
        Total current assets............................................             778,640                272,962
                                                                                 -----------              ---------

Property and equipment, less accumulated depreciation...................               9,260                  7,726
Electronic commerce and other receivable................................              62,245                 48,029
Investments.............................................................             232,102                 48,001
Deferred tax asset......................................................               1,500                     --
Intangible assets, net..................................................             523,001                505,682
Other assets............................................................               8,013                  7,399
                                                                                 -----------              ---------
        Total assets....................................................         $ 1,614,761              $ 889,799
                                                                                 ===========              =========

             Liabilities and Stockholders' Equity

Current liabilities:
    Notes payable - current.............................................         $     6,987              $   2,949
    Accounts payable....................................................               6,275                  2,055
    Accrued expenses....................................................              44,289                 22,637
    Deferred revenues...................................................             106,573                 64,016
                                                                                 -----------              ---------
        Total current liabilities.......................................             164,124                 91,657

Deferred tax liability..................................................                  --                    138
Notes payable...........................................................               2,254                  2,600
Deferred revenues.......................................................              67,382                 55,934
                                                                                 -----------              ---------
                                                                                      69,636                 58,672

Commitments and contingencies                                                             --                     --

Stockholders' equity:
    Common stock........................................................               1,108                  1,003
    Additional paid-in capital..........................................           1,447,668                815,706
    Deferred compensation...............................................                 (47)                   (75)
    Accumulated deficit.................................................            (154,666)               (92,751)
    Treasury stock, at cost.............................................              (3,413)                (3,286)
    Accumulated other comprehensive income..............................              90,351                 18,873
                                                                                 -----------              ---------
        Total stockholders' equity......................................           1,381,001                739,470
                                                                                 -----------              ---------
        Total liabilities and stockholders' equity......................         $ 1,614,761              $ 889,799
                                                                                 ===========              =========

    See accompanying notes to condensed consolidated financial statements.

                                  LYCOS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                         Three Months Ended                   Six Months Ended
                                                             January 31,                         January 31,
                                                   -------------------------------     -------------------------------
                                                     2000                   1999         2000                   1999
                                                   --------               --------     --------               --------
                                                             (Unaudited)                         (Unaudited)
Revenues:
    Advertising..........................          $ 44,327               $ 21,452     $ 83,166               $ 39,082
    Electronic commerce and other........            24,248                  9,664       41,267                 17,173
                                                   --------               --------     --------               --------
        Total revenues...................            68,575                 31,116      124,433                 56,255
Cost of revenues.........................            12,843                  6,574       24,842                 11,964
                                                   --------               --------     --------               --------
        Gross profit.....................            55,732                 24,542       99,591                 44,291
Operating expenses:
    Research and development.............            11,655                  6,185       21,463                 11,579
    Sales and marketing..................            35,439                 18,135       67,945                 34,339
    General and administrative...........             8,703                  3,387       15,961                  5,990
    Amortization of intangible assets....            31,445                 12,277       59,681                 23,413
                                                   --------               --------     --------               --------
        Total operating expenses.........            87,242                 39,984      165,050                 75,321
                                                   --------               --------     --------               --------
Operating loss...........................           (31,510)               (15,442)     (65,459)               (31,030)
Interest income, net.....................             2,239                  1,574        4,110                  3,471
Equity share of income in affiliates.....             1,887                     --        1,887                     --
Gain on sale of investments..............                --                     --           --                 10,120
                                                   --------               --------     --------               --------
Loss before income taxes.................           (27,384)               (13,868)     (59,462)               (17,439)
Provision for income taxes...............             3,611                     --        2,453                     --
                                                   --------               --------     --------               --------
Net loss.................................          $(30,995)              $(13,868)    $(61,915)              $(17,439)
                                                   ========               ========     ========               ========
Basic and diluted net loss per share.....          $  (0.31)              $  (0.16)    $  (0.63)              $  (0.20)
                                                   ========               ========     ========               ========
Shares used in computing basic and
    diluted net loss per share...........           101,427                 89,518      100,325                 88,471
                                                   ========               ========     ========               ========

    See accompanying notes to condensed consolidated financial statements.

                                  LYCOS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                    Six Months Ended
                                                                                       January 31,
                                                                           ----------------------------------
                                                                               2000                  1999
                                                                           -----------            -----------
                                                                           (Unaudited)            (Unaudited)
Operating activities
Net loss............................................................        $ (61,915)             $ (17,439)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
     Amortization of deferred compensation..........................               28                     21
     Depreciation...................................................            2,054                  1,773
     Amortization of intangible assets..............................           59,681                 23,413
     Allowance for doubtful accounts................................            3,176                    340
     Gain on sale of investments....................................               --                (10,120)
     Equity share of losses in affiliates...........................           (1,887)                    --
     Deferred taxes.................................................           (1,638)                    --
     Issuance of common stock for services..........................               --                    (23)
Changes in operating assets and liabilities:
     Accounts receivable............................................           (9,138)                (2,010)
     License fees receivable........................................          (56,488)                (8,414)
     Prepaid expenses...............................................            3,234                 (9,098)
     Other assets...................................................            1,872                   (514)
     Accounts payable...............................................            2,761                 (4,800)
     Accrued expenses...............................................           16,328                 (5,643)
     Deferred revenues..............................................           54,005                  3,190
     Other liabilities..............................................               --                    (37)
                                                                           ----------             ----------
Net cash provided by (used in) operating activities.................           12,073                (29,361)
                                                                           ----------             ----------

Investing activities
Purchase of property and equipment..................................           (1,594)                  (595)
Acquisition costs paid..............................................           (3,060)                (1,064)
Cash proceeds from sale of available-for-sale investment............              200                 12,158
Cash acquired through acquisitions..................................            1,590                  1,906
Investment in affiliates............................................          (21,596)                (3,512)
                                                                           ----------             ----------
Net cash provided by (used in) investing activities.................          (24,460)                 8,893
                                                                           ----------             ----------

Financing activities
Proceeds from issuance of stock, net of offering costs..............          443,542                     --
Proceeds from exercise of stock options.............................           32,601                  4,861
Proceeds from issuance of common stock under ESPP...................              415                    114
Proceeds from exercise of warrants..................................              126                     --
Cash used to repurchase treasury stock..............................             (127)                    --
Payments on notes payable...........................................           (3,691)                (3,091)
                                                                           ----------             ----------
Net cash provided by financing activities...........................          472,866                  1,884
                                                                           ----------             ----------
Net increase (decrease) in cash and cash equivalents................          460,479                (18,584)
                                                                           ----------             ----------
Cash and cash equivalents at beginning of period....................          166,506                153,980
                                                                           ----------             ----------
Cash and cash equivalents at end of period..........................        $ 626,985              $ 135,396
                                                                           ==========             ==========

    See accompanying notes to condensed consolidated financial statements.

                                  LYCOS, INC.

                                (In thousands)

                                                                                  Six Months Ended
                                                                                     January 31,
                                                                         ----------------------------------
                                                                             2000                  1999
                                                                         -----------            -----------
                                                                         (Unaudited)            (Unaudited)
Schedule of non-cash financing and investing activities:
Issuance of common stock upon acquisition of WhoWhere?
     and Quote....................................................          $66,043              $157,995
   Assets and liabilities recorded upon acquisition Of WhoWhere?
     and Quote
     Accounts receivable..........................................              183                 2,345
     Prepaids.....................................................               16                 1,302
     Property and equipment.......................................            1,994                 2,914
     Other assets.................................................            2,486                   649
     Notes payable................................................            7,383                 5,185
     Accounts payable.............................................            1,459                 1,588
     Accrued expenses.............................................            5,324                 1,661
     Deferred revenues............................................               --                 1,945

    See accompanying notes to condensed consolidated financial statements.

                                  LYCOS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. The Company and Basis of Presentation

   Lycos, Inc., ("Lycos" or the "Company") is a network of globally branded media properties and aggregated content distributed primarily through the World Wide Web. Under the "Lycos Network" brand, Lycos provides aggregated third-party content, Web search and directory services, community and personalization features, personal Web publishing and online shopping. Lycos seeks to draw a large number of viewers to its Websites by providing a one-stop destination for information, communication and shopping services on the Web. The Company was formed in June 1995 by CMG@Ventures L.P., a wholly-owned subsidiary of CMGI, Inc. The Company conducts its business in one segment, generating revenue from selling advertising and electronic commerce services. The Company's fiscal year end is July 31.

   These financial statements should be read in conjunction with the supplemental audited consolidated financial statements and related notes for the year ended July 31, 1999, included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 4, 2000. The Company consummated an acquisition of Gamesville.com ("Gamesville") on December 3, 1999 which was accounted for as a pooling of interests. The condensed consolidated financial statements and the accompanying notes reflect the Company's financial position and the results of operations as if Gamesville were a wholly-owned subsidiary of the Company since inception.

   The results of operations for the separate companies and the combined amounts presented in the unaudited condensed consolidated financial statements are as follows (in thousands):

                              Three Months Ended                   Six Months Ended
                                  January 31,                         January 31,
                          ----------------------------       ----------------------------
                             2000               1999            2000               1999
                          ----------------------------       ----------------------------
Net Revenues:
   Lycos                  $  67,318          $  30,552       $ 123,352          $  55,336
   Gamesville                 1,257                564           3,081                919
   Eliminations                  --                 --          (2,000)                --
                          ----------------------------       ----------------------------
                          $  68,575          $  31,116       $ 124,433          $  56,255
                          ============================       ============================

Net Loss:
   Lycos                  $ (29,155)         $ (13,753)      $ (58,677)         $ (17,349)
   Gamesville                (1,840)              (115)         (3,238)               (90)
                          ----------------------------       ----------------------------
                          $ (30,995)         $ (13,868)      $ (61,915)         $ (17,439)
                          ============================       ============================

   The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Certain information and related footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

                                  LYCOS, INC.

2. Revenue Recognition

   The Company's advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a number of impressions for a fixed fee or on a per impression basis with an established minimum fee. Revenues from advertising are recognized as the services are performed.

   Electronic commerce revenues are derived principally from "slotting fees" paid for selective positioning and promotion within the Company's suite of products as well as from royalties from the sale of goods and services from the Company's Websites. Electronic commerce revenues are generally recognized upon delivery provided that no significant Company obligations remain and collection of the receivable is probable. In cases where there are significant remaining obligations, the Company defers such revenue until those obligations are satisfied.

   Deferred revenues are comprised of electronic commerce fees to be earned in the future on noncancelable agreements at the balance sheet date.

3. Investments

Investment in Lycos Japan Joint Venture

   During November 1999 the Company invested $14.5 million in Lycos Japan in exchange for convertible bonds and warrants issued by Lycos Japan. This investment followed Lycos' initial investment of $1 million in April 1998. Also during November 1999, the Company's joint venture partner, Sumitomo Corporation, invested an additional $14.5 million in Lycos Japan in exchange for convertible bonds. A new partner, Kadokawa Publishing Co., Ltd. also joined the joint venture via an investment of $7.3 million in exchange for Common Stock and convertible bonds. As a result of the additional investments and new partner, the Company's ownership of the joint venture changed to approximately 37% and, assuming full conversion of the convertible bonds and warrants, the Company's ownership would be approximately 44.7%.

Investment in Lycos Asia Joint Venture

   During November 1999 the Company invested $5 million in Lycos Asia, a joint venture owned 50% by Lycos and 50% owned by Singapore Telecommunications Limited ("SingTel"), a telecommunications provider in Signapore. Under the joint venture agreement, the Company and SingTel are each committed to provide aggregate capital investments of $25 million to Lycos Asia. The Company accounts for this investment under the equity method of accounting.

Joint Venture with Bell ActiMedia

   During February 2000 the Company announced the formation of a new Internet joint venture in Canada, "Sympatico-Lycos", to provide expanded Internet resources for the business-to-consumer marketplace in Canada. Under the terms of the agreement, Bell ActiMedia will contribute $25 million in cash and certain on-line assets, including Internet portal Sympatico. Lycos' ownership in the joint venture will be 29%. Lycos will also contribute its technologies and brands in exchange for a royalty, which is based on certain milestones achieved by Sympatico-Lycos. Separately, Bell ActiMedia and Lycos signed a $40 million three-year distribution agreement under which Bell ActiMedia products and services will be promoted to users who access the Lycos Network from Canada.

                                  LYCOS, INC.

3. Investments (continued)

Investment in ICOMS

   In November 1999, the Company entered into an agreement with iCOMS, Inc. pursuant to which the Company purchased 3,032,698 shares of iCOMS' Series C Preferred Stock representing approximately 14% ownership in iCOMS. At the same time, the Company entered into a Services Agreement with iCOMS pursuant to which iCOMS will provide certain operational, engineering and merchant support services to the Company in connection with the Company's LYCOShop e-commerce initiative. The Company issued 166,080 unregistered shares of Common Stock in exchange for iCOMS' Series C Preferred Stock and for the services to be rendered by iCOMS under the Services Agreement. The Company accounts for its investment in iCOMS under the cost method.

Investment in Fast Search and Transfer

   In January 2000 the Company acquired an approximate 5% ownership interest in Fast Search & Transfer ASA ("Fast"), a leading Internet search technology provider based in Oslo, Norway. The Company exchanged 494,777 shares of its common stock valued at approximately $32 million in exchange for 1,883,714 shares of Fast common stock. In addition, the Company received warrants to acquire an additional 3,767,426 shares of Fast common stock at a strike price of $17.37. Based on Fast's trading market price of $82.28 at January 31, 2000, the Company's 1,883,714 shares were valued at approximately $155 million, and accordingly, the Company recognized an unrealized gain, net of tax, of approximately $74 million as a component of other comprehensive income.

Comprehensive Income (Loss)

  The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                             Three Months Ended            Six Months Ended
                                                                 January 31,                  January 31,
                                                         ------------------------     ------------------------
                                                            2000            1999         2000            1999
                                                         ------------------------     ------------------------
Net loss                                                 $(30,995)       $(13,868)    $(61,915)       $(17,439)
Unrealized gains on available-for-sale securities          74,939           2,409       71,478           2,489
                                                         ------------------------     ------------------------

 Comprehensive income (loss)                             $ 43,944        $(11,459)    $  9,563        $(14,950)
                                                         ========================     ========================

   Accumulated other comprehensive income consists of the unrealized gains on available-for-sale securities, net of tax, as presented on the accompanying condensed consolidated balance sheets.

5. Income Taxes

   The Company's effective income tax rate has been established after adjustment for amortization of intangible assets and certain other items which are not deductible for tax purposes. This effective income tax rate may change during the remainder of the year if operating results differ significantly from the current operating projections.

                                  LYCOS, INC.

6. Acquisitions

Acquisition of Quote.com,  Inc.

   On September 2, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger") with Quote.com, Inc., a California corporation ("Quote") in a stock-for-stock transaction. On December 6, 1999 the Company completed the closing of the Merger and Quote became a wholly-owned subsidiary of the Company. As a result, all outstanding shares of Common Stock and Preferred Stock of Quote were converted into an aggregate 1,346,630 shares of Common Stock of the Company. Additionally, the Company converted all outstanding Quote stock options and warrants into approximately 239,000 Lycos options and warrants.

   The acquisition of Quote was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Quote are included with those of the Company for periods subsequent to the date of acquisition.

     The purchase price was allocated as follows (in thousands):

         Developed technology, goodwill and other intangible assets    $ 77,000
         Other assets, principally cash                                   6,269
         Liabilities assumed                                            (14,166)
                                                                       --------
                                                                       $ 69,103
                                                                       ========

   Unaudited combined pro forma financial information for the three months ended January 31, 2000 and 1999, assuming the Quote acquisition had occurred on August 1, 1998, would have resulted in net revenues of $70.3 million and $34.0 million, net loss of $34.7 million and $20.1 million, and basic and diluted net loss per share of $0.34 and $0.22, respectively. Unaudited combined pro forma financial information for the six months ended January 31, 2000 and 1999, assuming the Quote acquisition had occurred on August 1, 1998, would have resulted in net revenues of $131.0 million and $62.0 million, net loss of $74.6 million and $29.5 million, and basic and diluted net loss per share of $0.74 and $0.33, respectively. The pro forma net loss includes amortization of developed technology, goodwill and other intangible assets of $4.8 million for the three months ended January 31, 2000 and 1999 and $9.6 million for the six months ended January 31, 2000 and 1999. The unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the actual results of operations had the acquisition occurred on August 1, 1998 nor the results of any future period.

7. Secondary Offering

   On January 25, 2000, the Company completed a secondary offering of its common stock in which 6,000,000 shares of the Company's Common Stock were sold under a registration statement filed with the Securities Exchange Commission. Proceeds to the Company were $443.5 million, net of offering costs. In February 2000, the Underwriters exercised an option to purchase 163,000 additional shares of Common Stock, resulting in additional proceeds to the Company of $12 million.

                                  LYCOS, INC.

8. Subsequent Events

Acquisition of Valent Software Corporation

   In December 1998, the Company entered into an agreement with Valent Software Corporation ("Valent") pursuant to which the Company invested $2 million of cash in Valent. In exchange for the $2 million, the Company received 191,667 shares of Valent Series C Preferred Stock representing approximately a 16.7% ownership of Valent and an option to acquire all of the remaining outstanding capital shares of Valent. Valent provides the infrastructure and tools to link online clubs.

   In January 2000, the Company exercised its option to acquire all of the remaining outstanding capital shares of Valent. On February 2, 2000 the Company completed the closing of the Merger and Valent became a wholly-owned subsidiary of the Company. As a result, all outstanding shares of Common Stock and Preferred Stock of Valent were converted into an aggregate 564,045 shares of Common Stock of the Company. Additionally, the Company converted all outstanding Valent stock options and warrants into 40,129 Lycos options and warrants.

   The acquisition of Valent will be accounted for as a purchase. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Valent will be included with those of the Company for periods subsequent to the date of acquisition.

     The purchase price is expected to be allocated as follows (in thousands):

         Goodwill and other intangible assets                          $44,900
         Other assets, principally cash                                    200
         Liabilities assumed                                              (100)
                                                                       -------
                                                                       $45,000
                                                                       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the "Factors Affecting the Company's Business, Operating Results and Financial Condition"
section included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 4, 2000. The Company consummated an acquisition of Gamesville.com ("Gamesville") on December 3, 1999 which was accounted for as a pooling of interests. The following discussion reflects the Company's financial position and the results of operations as if Gamesville were a wholly-owned subsidiary of the Company since inception.

Results of Operations

   Total Revenues Total revenues for the three and six months ended January 31, 2000 were $68.6 million and $124.4 million versus $31.1 million and $56.3 million for the three and six months ended January 31, 1999, as a result of growth in the number of advertisers. As of January 31, 2000, deferred revenues increased to $174 million, compared to $120 million at July 31, 1999, attributable to advertising contracts and guaranteed commitments under license and electronic commerce agreements for which there are significant obligations of the Company remaining.

   Advertising Revenues Advertising revenues were $44.3 million and $83.2 million for the three and six months ending January 31, 2000, representing 65% and 67% of total revenues, as compared to advertising revenues of $21.5 million and $39.1 million for the three and six months ended January 31, 1999, which represented 69% and 69% of total revenues. The increase in advertising revenue was attributable primarily to an increase in the number of advertisers.

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

   Electronic Commerce and Other Revenues Electronic commerce and other revenues were $24.2 million and $41.3 million for the three and six months ending January 31, 2000, representing 35% and 33% of total revenues, as compared to electronic commerce and other revenues of $9.7 million and $17.2 million for the three and six months ended January 31, 1999, which represented 31% and 31% of total revenues. The increase in electronic commerce and other revenue is attributable primarily to the addition of several new partners including, among others, WebMD, FirstUSA, Lifeminders, Fidelity, American Greetings, RealEstate.com, Mambo.com and International Thinklink Corporation.

   Electronic commerce revenues are derived principally from "slotting fees" paid for selective positioning and promotion within the Company's suite of products as well as from royalties from the sale of goods and services from the Company's Websites. Electronic commerce revenues are generally recognized upon delivery provided that no significant Company obligations remain and collection of the receivable is probable. In cases where there are significant remaining obligations, the Company defers such revenue until those obligations are satisfied.

    Cost of Revenues Cost of revenues were $12.8 million and $24.8 million for the three and six months ending January 31, 2000, representing 19% and 20% of total revenues, as compared to cost of revenues of $6.6 million and $12.0 million for the three and six months ended January 31, 1999, which represented 21% and 21% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing maintenance and support of the Company's products and services, including compensation, consulting fees, equipment costs, networking and other related indirect costs. The percentage decrease in cost of revenues is attributable to operational synergies achieved through the integration of the Company's various acquisitions.

Operating expenses

    Research and Development Research and development expenses were $11.7 million and $21.5 million for the three and six months ending January 31, 2000, representing 17% and 17% of total revenues, as compared to research and development expenses of $6.2 million and $11.6 million for the three and six months ended January 31, 1999, which represented 20% and 21% of total revenues. Research and development expenses consist primarily of equipment and salary costs. The overall increase in research and development expenses was primarily due to increased engineering staffing to continue to develop and enhance the Company's expanded product offerings.

    With the exception of acquired technology, all research and development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company expects to continue to commit substantial resources to research and development in the future.

    Sales and Marketing Sales and marketing expenses were $35.4 million and $67.9 million for the three and six months ending January 31, 2000, representing 52% and 55% of total revenues, as compared to sales and marketing expenses of $18.1 million and $34.3 million for the three and six months ended January 31, 1999, which represented 58% and 61% of total revenues. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions associated with higher sales, and expenses pertaining to the Company's advertising, marketing and public relations campaign. The percentage decrease is attributable to economies of scale achieved through the integration of the Company's various acquisitions. The Company expects continued increases in sales and marketing expenses in future periods.

    General and Administrative General and administrative expenses were $8.7 million and $16.0 million for the three and six months ending January 31, 2000, representing 13% and 13% of total revenues, as compared to general and administrative expenses of $3.4 million and $6.0 million for the three and six months ended January 31, 1999, which represented 11% and 11% of total revenues. General and administrative expenses consist primarily of compensation, rent expenses and fees for professional services. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel and increased costs for professional services. General and administrative expenses include non-recurring charges of $2.3 million for the three and six months ending January 31, 2000. The non-recurring charges consist primarily of legal, investment banker and accounting fees associated with the acquisition of Quote and Gamesville in December 1999.

    Amortization of Intangible Assets Amortization of intangible assets was $31.4 million and $59.7 million for the three and six months ended January 31, 2000 versus $12.3 million and $23.4 million for the three and six months ended January 31, 1999. The increase is attributable to increased amortization related to developed technology and goodwill and other intangible assets recorded upon the acquisitions of Wired Ventures, Internet Music Distribution, Inc. and Quote.

    Interest Income, net Interest income was $2.2 million and $4.1 million for the three and six months ending January 31, 2000, as compared to interest income of $1.6 million and $3.5 million for the three and six months ended January 31, 1999. Interest income is generated from investment of the Company's cash equivalents. Interest expense was not significant in either period. The increase in interest income reflects the investment of higher cash and cash equivalent balances. Interest income is expected to increase in future periods due to the investment of the net proceeds of the Company's secondary stock offering in January 2000.

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

    Income Taxes The Company's effective income tax rate has been established after adjustment for amortization of intangible assets and certain other items which are not deductible for tax purposes. This effective income tax rate may change during the remainder of the year if operating results differ significantly from the current operating projections.

    Equity Share of Income in Affiliates The Company's equity share of losses from Lycos Japan were approximately $1.9 million for the three and six months ended January 31, 2000. The Company's equity share of losses from Lycos Asia were approximately $714,000 for the three and six months ended January 31, 2000. There were no recognized losses associated with Lycos Japan in the three or six months ended January 31, 1999. Increased loss recognized is the result of increased investment in Lycos Japan, which is accounted for under the equity method of accounting. The Lycos Asia joint venture began operations in November, 1999 and, therefore, there were no losses recorded for any period prior to the three months ended January 31, 2000.

    The Company recognized equity income in Lycos Ventures of approximately $4.5 million for the three and six months ended January 31, 2000. The equity income in Lycos Ventures reflects unrealized gains recorded by Lycos Ventures as a result of public offerings by certain investees of the Lycos Ventures venture capital fund.

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

Liquidity and Capital Resources

    At January 31, 2000, the Company had cash and cash equivalents of $627 million. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper.

    The Company generated cash from operations of $12.1 million during the six months ended January 31, 2000, due primarily to increases in accrued expenses related to the timing of payments.

    The Company used cash in investing activities of $24.5 million during the six months ended January 31, 2000, due primarily to a $14.5 million investment in Lycos Japan, a $5 million investment in Lycos Asia and $3 million of costs paid in connection with the Company's acquisition of Quote.

    The Company generated cash from financing activities of approximately $472.9 million during the six months ended January 31, 2000, due primarily to proceeds of $443.5 million received by the Company from the issuance of 6,000,000 shares of common stock in connection with a secondary offering completed in January 2000 and $32.6 million received by the Company from the exercise of employee stock options.

    As of January 31, 2000, the Company had deferred revenues of $174 million representing fees to be earned in the future on noncancelable electronic commerce agreements. The increase is due to guaranteed minimums on electronic commerce agreements such as RealEstate.com, Mambo.com and International Thinklink Corporation.

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

Business Combinations

Acquisition of Quote.com,  Inc.

    On September 2, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger") with Quote.com, Inc., a California corporation ("Quote") in a stock-for-stock transaction. On December 6, 1999 the Company completed the closing of the Merger and Quote became a wholly-owned subsidiary of the Company. As a result, all outstanding shares of Common Stock and Preferred Stock of Quote were converted into an aggregate 1,346,630 shares of Common Stock of the Company. Additionally, the Company converted all outstanding Quote stock options and warrants into approximately 239,000 Lycos options and warrants.

    The acquisition of Quote was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Quote are included with those of the Company for periods subsequent to the date of acquisition.

Acquisition of Valent Software Corporation

    In December 1998, the Company entered into an agreement with Valent Software Corporation ("Valent") pursuant to which the Company invested $2 million of cash in Valent. In exchange for the $2 million, the Company received 191,667 shares of Valent Series C Preferred Stock representing approximately a 16.7% ownership of Valent and an option to acquire all of the remaining outstanding capital shares of Valent. Valent provides the infrastructure and tools to link online clubs.

    In January 2000, the Company exercised its option to acquire all of the remaining outstanding capital shares of Valent. On February 2, 2000 the Company completed the closing of the Merger and Valent became a wholly-owned subsidiary of the Company. As a result, all outstanding shares of Common Stock and Preferred Stock of Valent were converted into an aggregate 564,045 shares of Common Stock of the Company. Additionally, the Company converted all outstanding Valent stock options and warrants into 40,129 Lycos options and warrants.

    The acquisition of Valent will be accounted for as a purchase. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Valent will be included with those of the Company for periods subsequent to the date of acquisition.

Investments

Investment in Lycos Japan Joint Venture

    During November 1999 the Company invested $14.5 million in Lycos Japan in exchange for convertible bonds and warrants issued by Lycos Japan. This investment followed Lycos' initial investment of $1 million in April 1998. Also during November 1999, the Company's joint venture partner, Sumitomo Corporation, invested an additional $14.5 million in Lycos Japan in exchange for convertible bonds. A new partner, Kadokawa Publishing Co., Ltd. also joined the joint venture via an investment of approximately $7.3 million in exchange for Common Stock and convertible bonds. As a result of the additional investments and new partner, the Company's ownership of the joint venture changed to approximately 37% and, assuming full conversion of the convertible bonds and warrants, the Company's ownership would be approximately 44.7%.

Investment in Lycos Asia Joint Venture

    During November 1999 the Company invested $5 million in Lycos Asia, a joint venture owned 50% by Lycos and 50% owned by Singapore Telecommunications Limited ("SingTel"), a telecommunications provider in Signapore. Under the joint venture agreement, the Company and SingTel are each committed to provide aggregate capital investments of $25 million to Lycos Asia. The Company accounts for this investment under the equity method of accounting.

Joint Venture with Bell ActiMedia

    During February 2000 the Company announced the formation of a new Internet joint venture in Canada, "Sympatico-Lycos", to provide expanded Internet resources for the business-to-consumer marketplace in Canada. Under the terms of the agreement, Bell ActiMedia will contribute $25 million in cash and certain on-line assets, including Internet portal Sympatico. Lycos' ownership in the joint venture will be 29%. Lycos will also contribute its technologies and brands in exchange for a royalty, which is based on certain milestones achieved by Sympatico-Lycos. Separately, Bell ActiMedia and Lycos signed a $40 million three-year distribution agreement under which Bell ActiMedia products and services will be promoted to users who access the Lycos Network from Canada.

Investment in ICOMS

    In November 1999, the Company entered into an agreement with iCOMS, Inc. pursuant to which the Company purchased 3,032,698 shares of iCOMS' Series C Preferred Stock representing approximately 14% ownership in iCOMS. At the same time, the Company entered into a Services Agreement with iCOMS pursuant to which iCOMS will provide certain operational, engineering and merchant support services to the Company in connection with the Company's LYCOShop e-commerce initiative. The Company issued 166,080 unregistered shares of Common Stock in exchange for iCOMS' Series C Preferred Stock and for the services to be rendered by iCOMS under the Services Agreement.

Investment in Fast Search and Transfer

    In January 2000 the Company acquired an approximate 5% ownership interest in Fast Search & Transfer ASA ("Fast"), a leading Internet search technology provider based in Oslo, Norway. The Company exchanged 494,777 shares of its common stock valued at approximately $32 million in exchange for 1,883,714 shares of Fast common stock. In addition, the Company received warrants to acquire an additional 3,767,426 shares of Fast common stock at a strike price of $17.37. Based on Fast's trading market price of $84.46 at January 31, 2000, the Company's 1,883,714 shares were valued at approximately $155 million, and accordingly, the Company recognized an unrealized gain, net of tax, of approximately $74 million as a component of other comprehensive income.

                                    PART II

ITEM 1. Legal Proceedings

    In November 1999, AIWF Trust, a former shareholder of WiseWire Corporation, filed a lawsuit in the Court of Common Pleas of Allegheny County, Pennsylvania against WiseWire, representatives of former shareholders of WiseWire, and Lycos, as WiseWire's alleged successor in interest. In this lawsuit, AIWF Trust alleged that pursuant to a 1996 subscription agreement between AIWF Trust and WiseWire, AIWF Trust was entitled to 2,500,000 shares of WiseWire common stock instead of the 25,000 shares it received. AIWF Trust seeks the equivalent of 2,500,000 shares of WiseWire common stock in Lycos common stock, which amounts to approximately 748,000 shares of Lycos common stock. Lycos believes that the allegations in the complaint are without merit and intends to contest them vigorously. In addition, Lycos has asserted a claim against the escrow deposit created in connection with Lycos' acquisition of WiseWire, which currently contains approximately 329,000 shares of Lycos common stock.

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

ITEM 2. Changes in Securities

    On November 23, 1999, Lycos issued 166,080 shares of Lycos Common Stock as partial consideration of Lycos' acquisition of 3,032,698 shares of Series C Preferred Stock of iCOMS, Inc. and as partial consideration for the performance by iCOMS, Inc. of its obligations under a Service Agreement with Lycos. The Lycos shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, including the exemption pursuant to section 4(2) thereunder. On November 23, 1999, the closing price of Lycos Common Stock was $58.25 per share.

    On December 3, 1999, Lycos issued 3,605,044 shares of Lycos Common Stock as consideration of Lycos' acquisition of all of the outstanding common stock and Series A preferred stock of Gamesville.com, Inc. The Lycos shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, including the exemption pursuant to section 4(2) thereunder. On December 3, 1999, the closing price of Lycos Common Stock was $63 per share.

    On January 6, 2000, Lycos issued 494,777 shares of Lycos Common Stock as consideration of Lycos' acquisition of 1,883,714 shares of common stock of Fast Search & Transfer ASA, a Norwegian corporation. The Lycos shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, including the exemption pursuant to section 4(2) thereunder. On January 6, 2000, the closing price of Lycos Common Stock was $64.688 per share, and the closing price of Fast Search & Transfer common stock on the Norwegian stock exchange was 400 kroner per share, or approximately $50.40.

    On January 13, 2000, Lycos issued 6,910 shares of Lycos Common Stock to Silicon Valley Bancshares pursuant to the exercise by Silicon Valley Bancshares of an outstanding warrant exercisable into shares of capital stock of Gamesville.com, Inc. The Lycos shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, including the exemption pursuant to section 4(2) thereunder. On January 13, 2000, the closing price of Lycos Common Stock was $74.875 per share.

ITEM 3. Defaults Upon Senior Securities

    None.

ITEM 4. Submission of Matters to a Vote of Securities Holders

    The annual meeting of stockholders was held on December 21, 1999. At the annual meeting, the following proposals were presented and voted upon by the stockholders.

    A proposal to elect one incumbent director, Robert J. Davis, to serve a term of three years was presented to the stockholders. 70,159,601 shares were cast in favor of the proposal, while 126,372 shares withheld authority.

    A proposal to ratify, confirm and approve an amendment to Lycos' 1996 Non-Employee Director Stock Option Plan to permit the Lycos Board of Directors to grant periodic option grants from time to time to non-employee directors, instead of on the date of the director's election to the Board of Directors. 60,157,629 shares were cast in favor of the proposal, while 9,993,197 shares were cast against the proposal. There were 135,147 abstentions.

    A proposal to approve adoption of the Lycos 2000 Stock Option Plan ("the 2000 Plan") pursuant to which the Lycos Board of Directors would be permitted to grant stock options to consultants, employees, and officers of Lycos. The aggregate number of shares authorized under the plan is 10,000,000; provided, however, that effective August 1, 2001 and each subsequent August 1 during the term of the 2000 Plan, the number of shares of Common Stock available for grants of stock options shall be increased automatically by an amount equal to 5% of the total number of issued and outstanding shares of Lycos Common Stock (including shares held in treasury) as of the close of business on July 31 of the preceding month, provided that the maximum cumulative number of shares of Common Stock available for grants of incentive stock options under the 2000 Plan may not exceed 500,000 shares. 27,564,576 shares voted in favor of the proposal, while 18,938,136 shares voted against the proposal. There were 130,755 abstentions.

    A proposal to ratify, confirm, and approve the selection of KPMG LLP as the independent certified public accountants for the fiscal year 2000 of Lycos was presented to the stockholders. 70,087,201 shares voted in favor of the proposal, while 68,098 shares voted against the proposal. There were 130,674 abstentions.

ITEM 5. Other Information

    None.

ITEM 6.  Exhibits and Reports on Form 8-K

        (a) Exhibit 11.1: Statement of Computation of Basic and Diluted Net Loss Per Share herein included on page 21.

            Exhibit 27.1:  Financial Data Schedule

        (b) The following reports on Form 8-K were filed during the quarter ended January 31, 2000:

            (i) On December 21, 1999, Lycos filed a Form 8-K in connection with the Gamesville.com, Inc. transaction disclosed in Item 2 above.

            (ii) On December 22, 1999, Lycos filed a Form 8-K/A in connection with the December 6, 1999 issuance of 1,346,630 shares of Lycos Common Stock as consideration of Lycos' acquisition of all of the outstanding common stock, Series A preferred stock, Series B preferred stock, Series C preferred stock, and Series D preferred stock of Quote.com, Inc. The Lycos shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, including the exemption pursuant to section 4(2) thereunder. On December 6, 1999, the closing price of Lycos Common Stock was $65.50 per share.

            (iii) On January 4, 2000, Lycos filed a Form 8-K/A restating Lycos'
                  financials in connection with the Gamesville.com, Inc. transaction disclosed in Item 2 above.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LYCOS, INC.

Date: March 16, 2000            By: /s/ Edward M. Philip
                                    ----------------------
                                    Edward M. Philip
                                    Chief Operating Officer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer,
                                     Authorized Officer)