Form 10-Q
period 2000-04-30
LYCOS INC
filed 2000-06-14
CIK 1007992

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

                  For the Quarterly period ended April 30, 2000

                         Commission File Number 0-27830

                               _________________

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No


     The number of shares outstanding of the registrant's Common Stock as of June 13, 2000 was 110,404,798.

================================================================================

                                   Lycos, Inc.

                                Table of Contents

                                                                                                    Page
                                                                                                   --------
PART I.        Financial Information

ITEM 1         Unaudited Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets

                  April 30, 2000 and July 31, 1999.................................................   3

               Condensed Consolidated Statements of Operations

                  Three and nine months ended April 30, 2000 and 1999..............................   4

               Condensed Consolidated Statements of Cash Flows

                  Nine months ended April 30, 2000 and 1999........................................   5

               Notes to Condensed Consolidated Financial Statements................................   7

ITEM 2         Management's Discussion and Analysis of Financial Condition

                  and Results of Operations........................................................  12

PART II        OTHER INFORMATION

ITEM 1         Legal Proceedings...................................................................  17

ITEM 2         Changes in Securities...............................................................  17

ITEM 3         Defaults Upon Senior Securities.....................................................  17

ITEM 4         Submission of Matters to a Vote of Securities Holders...............................  17

ITEM 5         Other Information...................................................................  17

ITEM 6         Exhibits and Reports on Form 8-K....................................................  18

               Signature...........................................................................  19

                                   LYCOS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                  April 30,          July 31,
                                                                                    2000               1999
                                                                                ---------------   ----------------
                               Assets                                             (Unaudited)
Current assets:
     Cash and cash equivalents............................................      $    652,684      $     166,506
     Accounts receivable, net.............................................            30,783             25,830
     Electronic commerce and other receivable.............................            88,823             71,843
     Prepaid expenses and other current assets............................             5,313              8,783
                                                                                ------------      -------------
          Total current assets............................................           777,603            272,962
                                                                                ------------      -------------

Property and equipment, less accumulated depreciation.....................            10,759              7,726
Electronic commerce and other receivable..................................            42,945             48,029
Investments...............................................................           426,117             48,001
Intangible assets, net....................................................           535,510            505,682
Other assets..............................................................             6,374              7,399
Deferred tax asset .......................................................             1,500                 --
                                                                                ------------      -------------
          Total assets....................................................      $  1,800,808      $     889,799
                                                                                ============      =============

                     Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable - current..............................................      $        990      $       2,949
     Accounts payable.....................................................             4,511              2,055
     Accrued expenses.....................................................            45,548             22,637
     Deferred revenues....................................................           112,929             64,016
                                                                                ------------      -------------
          Total current liabilities.......................................           163,978             91,657

Notes payable.............................................................             2,016              2,600
Deferred revenues.........................................................            42,993             55,934
Deferred tax liability....................................................           104,078                138
                                                                                ------------      -------------
                                                                                     149,087             58,672

Commitments and contingencies                                                             --                 --

Stockholders' equity:
     Common stock.........................................................             1,124              1,003
     Additional paid-in capital...........................................         1,485,754            815,706
     Deferred compensation................................................                --                (75)
     Accumulated deficit..................................................           (32,255)           (92,751)
     Treasury stock, at cost..............................................            (3,448)            (3,286)
     Accumulated other comprehensive income...............................            36,568             18,873
                                                                                ------------      -------------
          Total stockholders' equity......................................         1,487,743            739,470
                                                                                ------------      -------------
          Total liabilities and stockholders' equity......................      $  1,800,808      $     889,799
                                                                                ============      =============


         See accompanying notes to condensed consolidated financial statements.

                                   LYCOS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                     Three Months Ended                     Nine Months Ended
                                                         April 30,                              April 30,
                                            ------------------------------------     ----------------------------------
                                                  2000                1999                 2000              1999
                                            -----------------   ----------------     ---------------    ---------------
                                                        (Unaudited)                              (Unaudited)
Revenues:
     Advertising..........................       $  51,568           $  24,388         $  134,734          $  63,470
     Electronic commerce and other........          27,035              11,450             68,302             28,623
                                            --------------      --------------     --------------     --------------
         Total revenues...................          78,603              35,838            203,036             92,093
Cost of revenues..........................          13,764               7,277             38,606             19,241
                                            --------------      --------------     --------------     --------------
         Gross profit.....................          64,839              28,561            164,430             72,852
Operating expenses:
     Research and development.............          12,570               6,613             34,033             18,193
     Sales and marketing..................          38,921              20,714            106,866             55,053
     General and administrative...........           8,483               3,604             24,444              9,593
     Amortization of intangible assets....          37,191              12,274             96,872             35,687
                                            --------------      --------------     --------------     --------------
         Total operating expenses.........          97,165              43,205            262,215            118,526
                                            --------------      --------------     --------------     --------------
Operating loss............................         (32,326)            (14,644)           (97,785)           (45,674)
Interest income, net......................           8,034               1,415             12,144              4,886
Minority interest and other, net..........          (1,090)                 --             (1,090)                --
Equity share of losses in affiliates, net.         (13,643)                 --            (11,756)                --
Gain on sale of investment................         270,237                  --            270,237             10,120
                                            --------------      --------------     --------------     --------------
Net income (loss) before income taxes.....         231,212             (13,229)           171,750            (30,668)
Provision for income taxes................         108,802                  --            111,255                 --
                                            --------------      --------------     --------------     --------------
Net income (loss).........................       $ 122,410           $ (13,229)        $   60,495          $ (30,668)
                                            ==============      ==============     ==============     ==============
Basic net income (loss) per share.........       $    1.11           $   (0.15)        $     0.58          $   (0.35)
                                            ==============      ==============     ==============     ==============
Diluted net income (loss) per share.......       $    1.05           $   (0.15)        $     0.55          $   (0.35)
                                            ==============      ==============     ==============     ==============
Shares used in computing basic net
     income (loss) per share..............         109,949              89,810            103,463             88,665
                                            ==============      ==============     ==============     ==============
Shares used in computing diluted net
     income (loss) per share..............         116,244              89,810            109,758             88,665
                                            ==============      ==============     ==============     ==============


    See accompanying notes to condensed consolidated financial statements.

                                   LYCOS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                Nine Months Ended
                                                                                    April 30,
                                                                         ----------------------------------
                                                                             2000               1999
                                                                         ---------------   ---------------
                                                                         (Unaudited)        (Unaudited)
Operating activities
Net income (loss).....................................................   $     60,495      $     (30,668)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Amortization of intangible assets................................         96,872             35,687
     Equity share of losses in affiliates.............................         11,756                 --
     Gain on sale of investments......................................       (270,237)           (10,120)
     Deferred taxes, net..............................................        102,440                 --
     Depreciation.....................................................          4,177              2,630
     Allowance for doubtful accounts..................................          4,337                517
     Amortization of deferred compensation............................             75                 20
Changes in operating assets and liabilities:
     Accounts receivable..............................................         (9,107)            (2,960)
     Electronic commerce and other receivable.........................        (11,896)           (96,110)
     Prepaid expenses.................................................          3,486             (7,441)
     Other assets.....................................................          3,516               (947)
     Accounts payable.................................................            987             (3,345)
     Accrued expenses.................................................         17,512            (10,014)
     Deferred revenues................................................         35,972             88,897
     Other liabilities................................................             --                (37)
                                                                         ------------      -------------
Net cash provided by (used in) operating activities...................         50,385            (33,891)
                                                                         ------------      -------------

Investing activities

Purchase of property and equipment....................................         (5,206)            (1,106)
Acquisition costs paid................................................         (3,208)            (1,064)
Cash proceeds from sale of available-for-sale investment..............            200             12,159
Cash acquired through acquisitions....................................          1,591              1,906
Investments made......................................................        (50,656)            (3,552)
                                                                         ------------      -------------
Net cash provided by (used in) investing activities...................        (57,279)             8,343
                                                                         ------------      -------------

Financing activities
Proceeds from issuance of stock, net of offering costs................        455,618                 --
Proceeds from exercise of stock options...............................         47,066              7,285
Proceeds from issuance of common stock under ESPP.....................            415                278
Proceeds from exercise of warrants....................................            126                 --
Cash used to repurchase treasury stock................................           (162)                --
Payments on notes payable.............................................         (9,991)            (3,241)
                                                                         ------------      -------------
Net cash provided by financing activities.............................        493,072              4,322
                                                                         ------------      -------------
Net increase (decrease) in cash and cash equivalents..................        486,178            (21,226)
                                                                         ------------      -------------
Cash and cash equivalents at beginning of period......................        166,506            153,980
                                                                         ------------      -------------
Cash and cash equivalents at end of period............................   $    652,684      $     132,754
                                                                         ============      =============

    See accompanying notes to condensed consolidated financial statements.

                                   LYCOS, INC.

                                 (In thousands)

                                                                                Nine Months Ended
                                                                                    April 30,
                                                                       ------------------------------------
                                                                             2000               1999
                                                                       -----------------  -----------------
                                                                         (Unaudited)        (Unaudited)
Schedule of non-cash financing and investing activities:
Issuance of common stock upon acquisition
     of who where?, Quote and Valent................................   $      113,461     $      157,995
   Assets and liabilities recorded upon acquisition
     Of who where?, Quote and Valent
     Accounts receivable...........................................               183              2,345
     Prepaids......................................................                16              1,302
     Property and equipment........................................             2,004              2,914
     Other assets..................................................             2,491                649
     Notes payable.................................................             7,448              5,185
     Accounts payable..............................................             1,469              1,588
     Accrued expenses..............................................             5,399              1,661
     Deferred revenues.............................................                --              1,945
Issuance of common stock in connection with
     strategic investments.........................................    $       41,680     $           --



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

     These financial statements should be read in conjunction with the supplemental audited consolidated financial statements and related notes for the year ended July 31, 1999, included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 4, 2000. The Company consummated the acquisition of Gamesville.com ("Gamesville") on December 3, 1999 which was accounted for as a pooling of interests. The condensed consolidated financial statements and the accompanying notes reflect the Company's financial position and the results of operations as if Gamesville were a wholly-owned subsidiary of the Company since inception.

     The results of operations for the separate companies and the combined amounts presented in the unaudited condensed consolidated financial statements are as follows (in thousands):


                                                  Three Months Ended                    Nine Months Ended
                                                      April 30,                             April 30,
                                         ------------------------------------- ------------------------------------
                                                2000              1999               2000              1999
                                         ------------------------------------- ------------------------------------
  Net Revenues:
     Lycos                                      $  78,603         $ 35,082           $201,955           $ 90,418
     Gamesville                                        --              756              3,081              1,675
     Eliminations                                      --               --             (2,000)                --
                                         ---------------------------------     ---------------------------------
                                                $  78,603         $ 35,838           $203,036           $ 92,093
                                         =================================     =================================

  Net Income (Loss):
     Lycos                                      $ 122,410         $(13,302)          $ 63,733           $(30,651)
     Gamesville                                        --               73             (3,238)               (17)
                                         ---------------------------------     ---------------------------------
                                                $ 122,410         $(13,229)          $ 60,495           $(30,668)
                                         =================================     =================================


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

3.   Investments

Joint Venture with Bell ActiMedia

     In February 2000, the Company announced the formation of a new Internet joint venture in Canada, "Sympatico-Lycos", to provide expanded Internet resources for the business-to-consumer marketplace in Canada. Under the terms of the agreement, Bell ActiMedia will contribute $25 million in cash and certain on-line assets, including Internet portal Sympatico. Lycos' ownership in the joint venture will be 29%. Lycos will also contribute its technologies and brands in exchange for a royalty, which is based on certain milestones achieved by Sympatico-Lycos. Separately, Bell ActiMedia and Lycos signed a $40 million three-year distribution agreement under which Bell ActiMedia products and services will be promoted to users who access the Lycos Network from Canada.

Investment in AutoWeb

     In April 2000, the Company entered into an agreement with AutoWeb, Inc. pursuant to which the Company purchased 3,035,025 shares of AutoWeb for $21.8 million in cash. The investment represents an approximate 10% ownership in AutoWeb and was based on quoted trading prices of AutoWeb's common stock. At the same time, the Company entered into a four year strategic alliance to build and jointly operate a new on-line automotive channel and deliver marketing and e-commerce opportunities to the auto industry. Based on AutoWeb's closing traded market price of $3.94 on April 28, 2000, the Company's investment in AutoWeb was valued at $11.9 million, and accordingly, the Company recorded a $6.0 million unrecognized loss, net of tax, as a component of other comprehensive income.

4.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows (in thousands):


                                                        Three Months Ended               Nine Months Ended
                                                            April 30,                        April 30,
                                                  -------------------------------  ------------------------------
                                                       2000           1999              2000           1999
                                                  -------------------------------  ------------------------------
  Net income (loss)                                  $ 122,410      $ (13,229)         $ 60,495     $ (30,668)
  Unrealized gain (loss) on available-for-sale
     securities                                        (53,783)         1,776            17,695         4,265
                                                  -------------------------------  ------------------------------

  Comprehensive income (loss)                        $  68,627      $ (11,453)         $ 78,190     $ (26,403)
                                                  ===============================  ==============================

     Accumulated other comprehensive income consists of the unrealized gains on available-for-sale securities, net of tax, as presented on the accompanying condensed consolidated balance sheets.

                                   LYCOS, INC.

5.   Income Taxes

     The Company's effective income tax rate has been established after adjustment for amortization of intangible assets and certain other items which are not deductible for tax purposes. This effective income tax rate may change during the remainder of the year if operating results differ significantly from the current operating projections. The provision for income taxes relates primarily to deferred taxes recorded on the gain from the initial public offering of Lycos Europe, as discussed in note 7.

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

     The purchase price was allocated as follows (in thousands):

          Developed technology, goodwill and other intangible assets               $   77,000
          Other assets, principally cash                                                6,269
          Liabilities assumed                                                         (14,166)
                                                                              ---------------
                                                                                   $   69,103
                                                                              ===============


Acquisition of Valent Software Corporation,  Inc.

     In December 1998, the Company entered into an agreement with Valent Software Corporation ("Valent") pursuant to which the Company invested $2 million of cash in Valent. In exchange for the $2 million, the Company received 191,667 shares of Valent Series C Preferred Stock representing approximately a 16.7% interest in Valent and an option to acquire all of the remaining outstanding capital stock of Valent. Valent provides the infrastructure and tools to link online clubs.

     In January 2000, the Company exercised its option to acquire all of the remaining outstanding capital stock of Valent. On February 2, 2000 the Company completed the closing of the merger and Valent became a wholly-owned subsidiary of the Company. As a result, all outstanding shares of Common Stock and Preferred Stock of Valent were converted into an aggregate 564,045 shares of Common Stock of the Company. Additionally, the Company converted all outstanding Valent stock options and warrants into 40,129 Lycos options and warrants.

                                   LYCOS, INC.

6.   Acquisitions (continued)

     The acquisition of Valent was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Valent are included with those of the Company for periods subsequent to the date of acquisition.


      The purchase price was allocated as follows (in thousands):
           Developed technology, goodwill and other intangible assets               $   49,700
           Other assets                                                                     16
           Liabilities assumed                                                            (150)
                                                                              ----------------
                                                                                    $   49,566
                                                                              ================

     The following pro forma financial information presents the combined results of operations of Lycos, Quote and Valent as if the acquisitions had occurred as of the beginning of fiscal 2000 and 1999, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Lycos, Quote and Valent constituted a single entity during such period.

                                                Pro Forma Three Months                Pro Forma Nine Months
                                                   Ended April 30,                       Ended April 30,
                                         ------------------------------------- ------------------------------------
                                                2000              1999               2000              1999
                                         ------------------------------------- ------------------------------------
     Revenues                                    $ 78,603           $ 39,168        $209,717            $101,173
     Net income (loss)                           $122,410           $(24,121)       $ 26,739            $(62,413)
     Net income (loss) per share:
          Basic                                  $   1.11           $  (0.26)       $   0.26            $  (0.69)
          Diluted                                $   1.05           $  (0.26)       $   0.24            $  (0.69)

7.   Gain on Sale of Investment

     During March 2000, Lycos Europe, N.V. ("Lycos Europe") completed an initial public offering on the German Neuer Markt stock exchange which raised approximately $625 million, net of offering costs. As a result of the offering, the Company's percentage ownership in Lycos Europe was reduced to approximately 43.8% from 50% and the Company recognized a one-time gain of $270 million. At April 30, 2000 the Company's carrying value of Lycos Europe, which is recorded in investments on the balance sheet, is $260 million. The fair value of the Company's investment in Lycos Europe, based on the quoted trading price, was approximately $1.6 billion at April 30, 2000.

                                   LYCOS, INC.

8.   Subsequent Events

     On May 16, 2000, Lycos and Terra Networks, S.A. ("Terra Networks"), entered into an agreement and plan of reorganization to combine and create Terra Lycos (the "Combination"). As part of the Combination, each issued and outstanding share of Lycos common stock will be converted into Terra Networks American Depositary Shares ("Terra Networks ADSs") representing a number of ordinary shares of Terra Networks (or if the applicable Lycos stockholder elects, into a number of Terra Networks ordinary shares in account entry form instead of Terra Networks ADSs) equal to the Exchange Ratio. The Exchange Ratio shall be equal to
(1) $97.55 divided by (2) the U.S. dollar equivalent of the average closing price of Terra Networks ordinary shares on the Spanish Continuous Market Exchange for the ten full Spanish Continuous Market Exchange trading days ending on the tenth Spanish Continuous Market Exchange trading day prior to the completion of the Combination. However, if the average closing price of Terra Networks ordinary shares in clause (2) above is equal to or greater than $68.06, the exchange ratio shall be 1.433, and if the average closing price of Terra Networks ordinary shares in clause (2) above is equal to or less than $45.37, the exchange ratio shall be 2.150.

     In connection with the Combination, Terra Networks, Lycos and Telefonica, S.A., Terra Networks' majority owner ("Telefonica"), entered into a rights offering agreement (the "Rights Offering"). Pursuant to the Rights Offering, Terra Networks will make a rights offering prior to the Combination whereby it will issue to its shareholders rights to purchase Terra Networks ordinary shares for an aggregate of $2.0 billion at a price per share of $56.13, which was the closing price of Terra Networks ordinary shares on May 16, 2000. Under the Rights Offering, Telefonica has agreed to subscribe for all shares not subscribed for by other shareholders.

     As a result of the Combination and following the Rights Offering, Lycos stockholders are expected to own between 37% and 46% of the shares of Terra Lycos. Telefonica is expected to own between 38% and 47% of Terra Lycos after the Combination. The Combination is expected to be accounted for by Terra Networks as an acquisition under the purchase method of accounting for business combinations.

     The Combination is expected to be completed during the third quarter of calendar year 2000 and is subject to completion of the Rights Offering and customary closing conditions, including approval by stockholders of Lycos and receipt of all necessary regulatory approvals. There can be no assurance such approvals will be obtained.

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

Results of Operations

     Total Revenues   Total revenues for the three and nine months ended April
30, 2000 increased to $78.6 million and $203.0 million versus $35.8 million and $92.1 million for the three and nine months ended April 30, 1999 as a result of growth in the number of advertisers. As of April 30, 2000, deferred revenues increased to $156 million, compared to $120 million at July 31, 1999, attributable to advertising contracts and guaranteed commitments under license and electronic commerce agreements for which there are significant obligations of the Company remaining.

     Advertising Revenues   Advertising revenues were $51.6 million and $134.7
million for the three and nine months ended April 30, 2000, representing 66% and 66% of total revenues, as compared to advertising revenues of $24.4 million and $63.5 million for the three and nine months ended April 30, 1999, which represented 68% and 69% of total revenues. The increase in advertising revenue was attributable to an increase in the number of advertisers as well as an increase in the average size and length of advertising contracts.

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

     Electronic Commerce and Other Revenues      Electronic commerce and other
revenues were $27.0 million and $68.3 million for the three and nine months ending April 30, 2000, representing 34% and 34% of total revenues, as compared to electronic commerce and other revenues of $11.5 million and $28.6 million for the three and nine months ended April 30, 1999, which represented 32% and 31% of total revenues. The increase in electronic commerce and other revenues is attributable primarily to the addition of several new partners including, among others, WebMD, FirstUSA, Lifeminders, Fidelity, American Greetings, Anyday.com, Driveway Corporation and AutoWeb.

     Electronic commerce revenues are derived principally from "slotting fees" paid for selective positioning and promotion within the Company's suite of products as well as from royalties from the sale of goods and services from the Company's Websites. Electronic commerce revenues are generally recognized upon delivery of services provided that no significant Company obligations remain and collection of the receivable is probable. In cases where there are significant remaining obligations, the Company defers such revenue until those obligations are satisfied.

     Cost of Revenues   Cost of revenues were $13.8 million and $38.6 million
for the three and nine months ending April 30, 2000, representing 18% and 19% of total revenues, as compared to cost of revenues of $7.3 million and $19.2 million for the three and nine months ended April 30, 1999, which represented 20% and 21% of total revenues. Cost of revenues consist primarily of expenses associated with the ongoing maintenance and support of the Company's products and services, including compensation, consulting fees, equipment costs, networking and other related indirect costs. The percentage decrease in cost of revenues is attributable to operational synergies achieved through the integration of the Company's various acquisitions.

Operating expenses

     Research and Development   Research and development expenses were $12.6
million and $34.0 million for the three and nine months ending April 30, 2000, representing 16% and 17% of total revenues, as compared to research and development expenses of $6.6 million and $18.2 million for the three and nine months ended April 30, 1999, which represented 18% and 20% of total revenues. Research and development expenses consist primarily of equipment and salary costs. The percentage decrease is attributable to economies of scale achieved through the integration of the Company's various acquisitions. The overall increase in research and development expenses was primarily due to increased engineering staffing to continue to develop and enhance the Company's expanded product offerings.

     With the exception of acquired technology, all research and development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company expects to continue to commit substantial resources to research and development in the future.

     Sales and Marketing   Sales and marketing expenses were $38.9 million and
$106.9 million for the three and nine months ending April 30, 2000, representing 50% and 53% of total revenues, as compared to sales and marketing expenses of $20.7 million and $55.1 million for the three and nine months ended April 30, 1999, which represented 58% and 60% of total revenues. Sales and marketing expenses consist primarily of compensation, advertising, public relations, trade shows, travel and costs of marketing literature. The spending increases were due to the addition of sales and marketing personnel, increased commissions associated with higher sales, and expenses pertaining to the Company's advertising, marketing and public relations campaign. The percentage decrease is attributable to economies of scale achieved through the integration of the Company's various acquisitions. The Company expects continued increases in sales and marketing expenses in future periods.

     General and Administrative   General and administrative expenses were $8.5
million and $24.4 million for the three and nine months ending April 30, 2000, representing 11% and 12% of total revenues, as compared to general and administrative expenses of $3.6 million and $9.6 million for the three and nine months ended April 30, 1999, which represented 10% and 10% of total revenues. General and administrative expenses consist primarily of compensation, rent expenses and fees for professional services. The increases in spending were primarily due to the expansion of the Company's corporate infrastructure, including the addition of finance and administrative personnel and increased costs for professional services. General and administrative expenses include non-recurring charges of $1.4 million and $3.7 million for the three and nine months ending April 30, 2000, respectively. The non-recurring charges consist primarily of legal, investment banker and accounting fees associated with the initial public offering of Lycos Europe in March 2000 and the acquisition of Gamesville in December 1999.

     Amortization of Intangible Assets   Amortization of intangible assets was
$37.2 million and $96.9 million for the three and nine months ended April 30, 2000 versus $12.3 million and $35.7 million for the three and nine months ended April 30, 1999. The increase is attributable to increased amortization related to developed technology and goodwill and other intangible assets recorded upon the acquisitions of Wired Ventures, Internet Music Distribution, Inc., Quote and Valent.

     Interest Income, net    Interest income was $8.0 million and $12.1 million
for the three and nine months ending April 30, 2000, as compared to interest income of $1.4 million and $4.9 million for the three and nine months ended April 30, 1999. Interest income is generated from investment of the Company's cash equivalents. Interest expense was not significant in either period. The increase in interest income reflects the investment of higher cash and cash equivalent balances as a result of the Company's secondary stock offering in January 2000.

     Gain on Sale of Investments   During March 2000, Lycos Europe completed an
initial public offering on the German Neuer Markt stock exchange which raised approximately $625 million, net of offering costs. As a result of the offering, the Company's percentage ownership in Lycos Europe was reduced to approximately 43.8% from 50% and the Company recognized a one-time gain of $270 million. At April 30, 2000 the Company's carrying value of Lycos Europe, which is recorded in investments on the balance sheet, is $260 million. The fair value of the Company's investment in Lycos Europe, based on the quoted trading price, was approximately $1.6 billion at April 30, 2000.

          Income Taxes   The Company's effective income tax rate has been
established after adjustment for amortization of intangible assets and certain other items which are not deductible for tax purposes. This effective income tax rate may change during the remainder of the year if operating results differ significantly from the current operating projections. The provision for income taxes relates primarily to deferred taxes recorded on the gain from the initial public offering of Lycos Europe, as discussed above.

     Equity Share of Losses in Affiliates   The Company's equity share of losses
from Lycos Europe were approximately $10 million for the three and nine months ended April 30, 2000. The Company's equity share of losses from Lycos Japan were approximately $3.0 million and $4.9 million for the three and nine months ended April 30, 2000, respectively. The Company's equity share of losses from Lycos Asia were approximately $900,000 and $1.6 million for the three and nine months ended April 30, 2000, respectively. There were no recognized losses associated with Lycos Europe or Lycos Japan in the three or nine months ended April 30, 1999. The increased loss recognized in the three and nine months ended April 30, 2000 is the result of increased basis of the Company's investment in Lycos Europe as a result of a gain recorded upon completion of its initial public offering and an increased basis as a result of a convertible loan made to Lycos Japan. The Lycos Asia joint venture began operations in November, 1999 and, therefore, no losses were recorded for any period prior to November 1999. The Company's joint ventures in Europe, Japan and Asia are all accounted for under the equity method of accounting.

     The Company recognized equity income in Lycos Ventures of approximately $430,000 and $4.9 million for the three and nine months ended April 30, 2000, respectively. The equity income in Lycos Ventures reflects unrealized gains recorded by Lycos Ventures as a result of public offerings and changes in quoted trading prices by certain investees of the Lycos Ventures venture capital fund.

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

     In addition, factors relating to the Company's combination with Terra Networks, including the following, could affect the Company's future operating results: the risk that Terra Networks' and the Company's businesses will not be integrated successfully; costs related to the combination; failure of the Company's stockholders to approve the combination; inability to obtain antitrust approvals related to the combination; and other factors generally affecting the business of the combined company.

Liquidity and Capital Resources

     At April 30, 2000, the Company had cash and cash equivalents of $653 million. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper.

     The Company generated cash from operations of $50.4 million during the nine months ended April 30, 2000, due primarily to increases in accrued expenses related to the timing of payments and increases in deferred revenue relating to customer payments received in advance.

     The Company used cash in investing activities of $57.3 million during the nine months ended April 30, 2000, due primarily to a $14.5 million loan to Lycos Japan, a $5 million investment in Lycos Asia, a $21.8 investment in AutoWeb, a $5 million investment in Driveway Corporation, $3 million of costs paid in connection with the Company's acquisition of Quote and $5.2 million in capital expenditures of property and equipment.

     The Company generated cash from financing activities of approximately $493 million during the nine months ended April 30, 2000, due primarily to proceeds of $455.6 million received by the Company from the issuance of 6,163,000 shares of common stock in connection with a secondary offering completed in January 2000 and $47.1 million received by the Company from the exercise of employee stock options.

     As of April 30, 2000, the Company had deferred revenues of $156 million representing fees to be earned in the future on noncancelable electronic commerce agreements. The increase is due to additional electronic commerce agreements with guaranteed minimums.

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

Business Combinations

Proposed Merger with Terra Networks, S.A.

     On May 16, 2000, Lycos and Terra Networks, S.A. ("Terra Networks"), entered into an agreement and plan of reorganization to combine and create Terra Lycos (the "Combination"). As part of the Combination, each issued and outstanding share of Lycos common stock will be converted into Terra Networks American Depositary Shares ("Terra Networks ADSs") representing a number of ordinary shares of Terra Networks (or if the applicable Lycos stockholder elects, into a number of Terra Networks ordinary shares in account entry form instead of Terra Networks ADSs) equal to the Exchange Ratio. The Exchange Ratio shall be equal to
(1) $97.55 divided by (2) the U.S. dollar equivalent of the average closing price of Terra Networks ordinary shares on the Spanish Continuous Market Exchange for the ten full Spanish Continuous Market Exchange trading days ending on the tenth Spanish Continuous Market Exchange trading day prior to the completion of the Combination. However, if the average closing price of Terra Networks ordinary shares in clause (2) above is equal to or greater than $68.06, the exchange ratio shall be 1.433, and if the average closing price of Terra Networks ordinary shares in clause (2) above is equal to or less than $45.37, the exchange ratio shall be 2.150.

     In connection with the Combination, Terra Networks, Lycos and Telefonica, S.A., Terra Networks' majority owner ("Telefonica"), entered into a rights offering agreement (the "Rights Offering"). Pursuant to the Rights Offering, Terra Networks will make a rights offering prior to the Combination whereby it will issue to its shareholders rights to purchase Terra Networks ordinary shares for an aggregate of $2.0 billion at a price per share of $56.13, which was the closing price of Terra Networks ordinary shares on May 16, 2000. Under the Rights Offering, Telefonica has agreed to subscribe for all shares not subscribed for by other shareholders.

     As a result of the Combination and following the Rights Offering, Lycos stockholders are expected to own between 37% and 46% of the shares of Terra Lycos. Telefonica is expected to own between 38% and 47% of Terra Lycos after the Combination. The Combination is expected to be accounted for by Terra Networks as an acquisition under the purchase method of accounting for business combinations.

     The Combination is expected to be completed during the third quarter of calendar year 2000 and is subject to completion of the Rights Offering and customary closing conditions, including approval by stockholders of Lycos and receipt of all necessary regulatory approvals. There can be no assurance such approvals will be obtained.

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

Acquisition of Valent Software Corporation,  Inc.

     In December 1998, the Company entered into an agreement with Valent Software Corporation ("Valent") pursuant to which the Company invested $2 million of cash in Valent. In exchange for the $2 million, the Company received 191,667 shares of Valent Series C Preferred Stock representing approximately a 16.7% interest in Valent and an option to acquire all of the remaining outstanding capital shares of Valent. Valent provides the infrastructure and tools to link online clubs.

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

     The acquisition of Valent was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Valent are included with those of the Company for periods subsequent to the date of acquisition.

Investments

Joint Venture with Bell ActiMedia

     In February 2000, the Company announced the formation of a new Internet joint venture in Canada, "Sympatico-Lycos", to provide expanded Internet resources for the business-to-consumer marketplace in Canada. Under the terms of the agreement, Bell ActiMedia will contribute $25 million in cash and certain on-line assets, including Internet portal Sympatico. Lycos' ownership in the joint venture will be 29%. Lycos will also contribute its technologies and brands in exchange for a royalty, which is based on certain milestones achieved by Sympatico-Lycos. Separately, Bell ActiMedia and Lycos signed a $40 million three-year distribution agreement under which Bell ActiMedia products and services will be promoted to users who access the Lycos Network from Canada.

Investment in AutoWeb

     In April 2000, the Company entered into an agreement with AutoWeb, Inc. pursuant to which the Company purchased 3,035,025 shares of AutoWeb for $21.8 million in cash. The investment represents an approximate 10% ownership in AutoWeb and was based on quoted trading prices of AutoWeb's common stock. At the same time, the Company entered into a four year strategic alliance to build and jointly operate a new on-line automotive channel and deliver marketing and e-commerce opportunities to the auto industry. Based on AutoWeb's closing traded market price of $3.94 on April 28, 2000, the Company's investment in AutoWeb was valued at $11.9 million, and accordingly, the Company recorded a $6.0 million unrecognized loss, net of tax, as a component of other comprehensive income.

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

ITEM 2.    Changes in Securities

     On February 2, 2000, Lycos issued 564,045 shares of Lycos Common Stock as consideration of Lycos' acquisition by way of a merger of all of the outstanding common stock, Series A preferred stock, and Series B preferred stock of Valent Software Corporation, Inc. The Lycos shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, including the exemption pursuant to section 4(2) thereunder. On February 2, 2000, the closing price of Lycos Common Stock was $72.94 per share.

ITEM 3.    Defaults Upon Senior Securities

     None.

ITEM 4.    Submission of Matters to a Vote of Securities Holders

     None.

ITEM 5.    Other Information

     None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 11.1: Statement of Computation of Basic and Diluted Net Loss Per Share herein included on page 20.

              Exhibit 27.1: Financial Data Schedule

         (b) No reports were filed on Form 8-K during the quarter ended April 30, 2000. The Company filed Form 8-K with the Securities and Exchange Commission on May 18, 2000 with respect to the proposed combination with Terra Networks, S.A. as previously disclosed in this Form 10-Q.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LYCOS, INC.

Date:  June 14, 2000               By:  /s/ Edward M. Philip
                                      ---------------------------
                                        Edward M. Philip
                                        Chief Operating Officer and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer, Authorized Officer)